Form 10-K
period 2018-12-31
Legacy Reserves Inc.
filed 2019-03-22
CIK 1735828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
 Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-38668
__________________
 Legacy Reserves Inc.
(Exact name of registrant as specified in its charter)
__________________

Delaware	82-4919553
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

303 W. Wall Street, Suite 1800	79701
Midland, Texas	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(432) 689-5200
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value listed on the NASDAQ Stock Market LLC.

Securities registered pursuant to 12(g) of the Act:
None.
______________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of units representing limited partner interests ("units") in Legacy Reserves LP (predecessor registrant to Legacy Reserves Inc.) held by non-affiliates of the registrant was approximately $452.5 million on June 30, 2018, based on $6.90 per unit, the last reported sales price of the units on the NASDAQ Global Select Market on such date.
114,810,671 shares of common stock, par value $0.01, of the registrant were outstanding as of March 20, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the definitive proxy statement for the registrant’s 2019 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

LEGACY RESERVES INC.

i

GLOSSARY OF TERMS
Bbl. One stock tank barrel or 42 U.S. gallons liquid volume.
Bcf. Billion cubic feet.
Boe. One barrel of oil equivalent determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
Boe/d. Barrels of oil equivalent per day.
Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.
Developed acreage. The number of acres that are allocated or assignable to productive wells or wells capable of production.
Development project. A development project is the means by which petroleum resources are brought to the status of economically producible. As examples, the development of a single reservoir or field, an incremental development in a producing field, or the integrated development of a group of several fields and associated facilities with a common ownership may constitute a development project.
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
Hydrocarbons. Oil, NGLs and natural gas are all collectively considered hydrocarbons.
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
NGLs. The combination of ethane, propane, butane and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.
NYMEX. New York Mercantile Exchange.
Oil. Crude oil and condensate.

PV-10. PV-10 is a compilation of the standardized measure on a pre-tax basis.

Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Proved developed reserves. Reserves that can be expected to be recovered through: (i) existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

Proved developed non-producing or PDNPs. Proved oil and natural gas reserves that are developed behind pipe or shut-in or that can be recovered through improved recovery only after the necessary equipment has been installed, or when the costs to do so are relatively minor. Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate but which have not started producing, (2) wells that were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind-pipe reserves are expected to be recovered from zones in existing wells that will require additional completion work or future recompletion prior to the start of production.

Proved reserves. Proved oil and natural gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.

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

Reserve replacement cost. An amount per Boe equal to the sum of costs incurred relating to oil and natural gas property acquisition, exploitation, development and exploration activities (as reflected in our year-end financial statements for the relevant year) divided by the sum of all additions and revisions to estimated proved reserves, including reserve purchases. The calculation of reserve additions for each year is based upon the reserve report of our independent engineers. Management uses reserve replacement cost to compare our company to others in terms of our historical ability to increase our reserve base in an economic manner. However, past performance does not necessarily reflect future reserve replacement cost performance. For example, increases in oil and natural gas prices in past years have increased the economic life of reserves, adding additional reserves with no required capital expenditures. On the other hand, increases in oil and natural gas prices have increased the cost of reserve purchases and reserves added through development projects. The reserve replacement cost may not be indicative of the economic value of the reserves added due to differing lease operating expenses per barrel, differing timing of production, and other qualitative factors.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reserves.

Standardized measure. The present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission (using current costs and the average annual prices based on the unweighted arithmetic average of the first-day-of-the-month price for each month) without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, and discounted using an annual discount rate of 10%. Texas margin taxes and the federal income taxes associated with a corporate subsidiary have not been deducted from future production revenues in the calculation of the standardized measure as the impact of these taxes would not have a significant effect on the calculated standardized measure. Standardized measure does not give effect to commodity derivative transactions.

Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and the right to a share of production.

Workover. Operations on a producing well to restore or increase production.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING INFORMATION

This document contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•	our ability to pursue financial, transactional and other strategic alternatives to address our liquidity and capital structure;

•
the adequacy and availability of capital resources, credit and liquidity, including, but not limited to, debt refinancing or extensions, exchanges or repurchases of debt, issuances of debt or equity securities, access to additional borrowing capacity and our ability to generate sufficient cash flow from operations to fund our capital expenditures and meeting working capital needs;

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

The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and our expectations may not be realized or the forward-looking events and circumstances may not occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Item 1A. under "Risk Factors.” The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

v

PART I

ITEM 1.	BUSINESS

References in this annual report on Form 10-K to “Legacy Reserves,” “Legacy,” “we,” “our,” “us,” or like terms refer to Legacy Reserves Inc. and its subsidiaries for the periods after September 19, 2018, the date the Corporate Reorganization was consummated (as defined below). For the periods prior to September 20, 2018, unless the context requires otherwise or unless otherwise noted, all references to “Legacy Reserves,” “Legacy LP,” “Legacy,” the “Company,” “we,” “us,” “our” or like terms are to Legacy Reserves LP and its subsidiaries.

Legacy Reserves Inc.

Legacy Reserves Inc. is a Delaware corporation incorporated in 2018 in connection with the Corporate Reorganization, as defined below. We are an independent energy company engaged in the development, production and acquisition of oil and natural gas properties in the United States. Our current operations are focused on the horizontal development of unconventional plays in the Permian Basin and the cost-efficient management of shallow-decline oil and natural gas wells in the Permian Basin, East Texas, Rocky Mountain and Mid-Continent regions.

Our oil and natural gas production and reserve data as of December 31, 2018 are as follows:

•	we had proved reserves of approximately 164.9 MMBoe, of which 63% were natural gas, 37% were oil and natural gas liquids (“NGLs”) and 96% were classified as proved developed producing; and

•	our proved reserves to production ratio was approximately 9.5 years based on the annualized production volumes for the three months ended December 31, 2018.

We have built a diverse portfolio of oil and natural gas reserves primarily through the acquisition of producing oil and natural gas properties and the development of properties in established producing trends. These acquisitions, along with our ongoing development activities and operational improvements, have allowed us to achieve significant production and reserve growth over the last decade.

On September 20, 2018, we completed our transition to a corporation pursuant to the Amended and Restated Agreement and Plan of Merger, dated July 9, 2018, by and among Legacy Inc., Legacy LP, Legacy Reserves GP, LLC (the “General Partner”) and Legacy Reserves Merger Sub LLC, a wholly owned subsidiary of Legacy Inc. (“Merger Sub”), and the GP Purchase Agreement, dated March 23, 2018, by and among Legacy Inc., the General Partner, Legacy LP, Lion GP Interests, LLC, Moriah Properties Limited, and Brothers Production Properties, Ltd., Brothers Production Company, Inc., Brothers Operating Company, Inc., J&W McGraw Properties, Ltd., DAB Resources, Ltd. and H2K Holdings, Ltd. (such transactions referred to herein collectively as the “Corporate Reorganization”). Upon the consummation of the Corporate Reorganization:

•
Legacy, which prior to the Corporate Reorganization, was a wholly owned subsidiary of the General Partner, acquired all of the issued and outstanding limited liability company interests in the General Partner and became the sole member of the General Partner with the General Partner becoming a subsidiary of Legacy; and

•
Legacy LP merged with Merger Sub, with Legacy LP continuing as the surviving entity and as a subsidiary of Legacy, the limited partner interests of Legacy LP, other than the incentive distribution units in Legacy LP, were exchanged for shares of Legacy’s common stock, par value $0.01 (“common stock”) and the general partner interest remained outstanding.

2018 and Current Highlights

•	Deployed $229.5 million of development capital expenditures, primarily focused on the drilling and completion of our Permian Basin horizontal development assets;

•	Increased revenue 27%, relative to 2017, to $554.9 million;

•	Increased oil production 32% relative to 2017, to 18,162 Bbls/d;

•	Completed our transition to a corporation and commenced trading as Legacy Reserves Inc.

•	In March 2019, we extended the term on our Credit Agreement through May 31, 2019.

Business Strategy

The key elements of our business strategy are to:

•	Prudently deploy capital in development opportunities that maximize value;

•	Identify, acquire and exploit additional opportunities to broaden our operational footprint and enrich our future growth potential;

•	Utilize our extensive Permian portfolio of small-tract acreage to increase our drillable footprint;

•	Maintain efficient operations to minimize production declines, improve lifting costs and well economics;

•	Rationalize our asset base by regularly reviewing our asset portfolio and divesting non-core assets; and

•	Maintain capital budget flexibility to preserve liquidity.

2019 Operating Focus

In 2019, we plan to focus on the development of our Permian Basin horizontal drilling inventory. Our development capital expenditures are expected to be approximately $135 million, subject to any limitations contained in the agreements governing our indebtedness, compared to approximately $229.6 million in 2018 and $176.8 million in 2017. We expect to fund our 2019 investments from cash flow from operations. Should projected commodity prices deviate from our current outlook, we may elect to make adjustments to our level of capital expenditures.

Operating Regions

Permian Basin. The Permian Basin, one of the largest and most prolific oil and natural gas producing basins in the United States, was discovered in 1921 and extends over 100,000 square miles in West Texas and southeast New Mexico. It is characterized by oil and natural gas fields with long production histories and multiple producing formations. These stacked formations have been further drilled and produced following the advent and refinement of horizontal drilling. Currently, the majority of the rigs running in the Permian Basin are drilling horizontal wells. The Permian Basin has historically been our largest operating region and still contains the majority of our drilling locations and development projects. Our producing wells in the Permian Basin are generally characterized as oil wells that also produce high-Btu casinghead gas with significant NGL content.

East Texas. We entered the East Texas region through our July 2015 acquisitions in Anderson, Freestone, Houston, Leon, Limestone, Robertson and Shelby counties. The properties in East Texas consist of mature, low-decline natural gas wells. The East Texas properties are supported by over 600 miles of natural gas gathering system and a treating plant we acquired as part of those acquisitions.

Rocky Mountain. Our Rocky Mountain region was originally comprised by acquisitions in the Big Horn, Wind River and Powder River Basins in Wyoming largely consisting of mature oil wells with a natural water drive producing primarily from the Dinwoody-Phosphoria, Tensleep and Minnelusa formations. We expanded our footprint with our acquisition of oil properties in North Dakota and Montana in 2012 and our acquisition of non-operated natural gas properties in Colorado in 2014. The North Dakota properties produce primarily from the Madison and Bakken formations, while the Montana properties produce mostly from the Sawtooth and Bowes formations. The Colorado properties produce primarily from the Williams Fork formation.

Mid-Continent. Our properties in the Mid-Continent region are located in Oklahoma. These properties were acquired in 2007.

Our proved reserves by operating region as of December 31, 2018 are as follows:

Proved Reserves by Operating Region as of December 31, 2018
Operating Regions	Oil (MBbls)	Natural Gas (MMcf)	NGLs(MBbls)	Total (MBoe)	% Liquids	% PDP	% Total
Permian Basin	44,671	116,879	660	64,811	70%	90%	39%
East Texas	103	292,249	211	49,022	1%	100%	30%
Rocky Mountain	6,479	206,541	7,257	48,160	29%	100%	29%
Mid-Continent	824	6,051	1,083	2,916	65%	92%	2%
Total	52,077	621,720	9,211	164,909	37%		100%

Development Activities

Our development projects are primarily focused on drilling and completing new wells, but also include accessing additional productive or improving existing formations in existing well-bores, and artificial lift equipment enhancement, as well as secondary (waterflood) and tertiary recovery projects.

The table below details the activity in our PUD locations from December 31, 2017 to December 31, 2018:

	Gross Locations	Net Locations	Net Volume (MBoe)
Balance, December 31, 2017	40	20.1	7,963
PUDs converted to PDP by drilling	(19)	(9.5)	(5,807)
PUDs removed due to performance (a)	(2)	(0.3)	(89)
PUDs removed from future drilling schedule (b)	(3)	(1.0)	(570)
Extensions and discoveries (a)	16	10.8	4,659
Other	—	0.3	40
Balance, December 31, 2018	32	20.4	6,196
________________

(a)
PUDs removed due to performance or added due to extensions and discoveries are those PUDs removed or added, as applicable, due to new or revised engineering, geologic and economic evaluations such as offset well production data, the drilling of offset wells, new geologic data or changes in projected capital costs or product prices. PUDs are removed or added depending on whether the technical criteria for the proved undeveloped reserve classification is satisfied and, in the case of additions due to performance, whether the well is scheduled to be drilled within five years after initial recognition as proved reserves.

The increases in PUDs due to extensions and discoveries were driven by offset drilling in connection with our drilling program in the Permian Basin, which includes the horizontal Spraberry, horizontal Wolfcamp and horizontal Bone Spring wells.
The reduction in PUDs due to performance was due to the removal of PUDs as they became uneconomic as of December 31, 2018 based on offset well performance.

(b)	These PUD locations were removed from our PUD inventory because of non-consenting working interest owners. Due to their ownership level, their consent is required in order to develop the PUD.
As of December 31, 2018, we identified 10 gross (6.4 net) recompletion and fracture stimulation projects.

Excluding any potential acquisitions, we expect to make capital expenditures of approximately $135 million during the year ending December 31, 2019 subject to any limitations contained in the agreements governing our indebtedness.

A significant portion of our horizontal operated development activity in the Permian Basin has been pursued through our development agreement (as amended, the "Development Agreement") entered into in 2015 with Jupiter JV, LP ("Investor"), which was formed by certain of TPG Sixth Street Partners' investment funds. Our capital resources and liquidity have benefitted from our interest in the development activity under the Development Agreement as described below.

On August 1, 2017, we, along with Investor, entered into the First Amended and Restated Development Agreement (the “Restated Agreement”), which amended and restated the Development Agreement pursuant to which we and Investor agreed to participate in the funding, exploration, development and operation of certain of our undeveloped oil and gas properties in the Permian Basin. Under the Restated Agreement and through subsequent elections, the parties committed to develop a tranche of 26 wells plus 9 wells in the Restated Agreement's area of mutual interest (the “Second Tranche”). Investor’s share of its development costs was limited to $80 million.

In connection with the Restated Agreement in 2017, we made a payment of $141 million (the “Acceleration Payment”) to cause the reversion of Investor's working interest from 80% to 15% of the parties' combined interests in the 48 wells contained in the first tranche such that our working interest reverted from 20% to 85% of the parties' combined working interests in all such wells, and all undeveloped assets subject to the terms of the Restated Agreement reverted back to us. The reversion of interests as a result of the Acceleration Payment was accounted for as an asset acquisition. Pursuant to the Restated Agreement, Investor funded 40% of the costs to the parties' combined interests to develop the wells in the Second Tranche in exchange for an undivided 33.7% working interest of our original working interest in the wells, subject to a reversionary interest of 6.3% of our original working interest in the wells upon the occurrence of Investor achieving a 15% internal rate of return in the aggregate with respect to such tranche of wells. No additional development is expected to occur pursuant to the Restated Agreement.

The Acceleration Payment was funded by a $145 million draw under our Term Loan Credit Agreement.

During 2018, we completed several individually immaterial divestitures totaling $55.0 million net of costs subject to customary post-closing obligations. These divestitures consisted of dispositions of unproved leasehold acreage and low-volume, high-cost producing properties and resulted in a gain on disposal of assets of $23.8 million for the year ended December 31, 2018.

Oil and Natural Gas Derivative Activities

Our business strategy includes entering into oil and natural gas derivative contracts which are designed to mitigate price risk for a portion of our oil, NGL and natural gas production from time to time. At December 31, 2018, we had in place oil and natural gas derivatives covering portions of our estimated future oil and natural gas production. Our derivative contracts are in the form of fixed price swaps and enhanced swaps for NYMEX WTI oil; fixed price swaps for NYMEX Henry Hub; and fixed price swaps for the Midland-to-Cushing oil differential.

Marketing and Major Purchasers

For the year ended December 31, 2018 and 2017, Legacy sold oil, NGL and natural gas production representing 10% or more of total revenues to the purchasers as detailed in the table below. For the year ended December 31, 2016, Legacy did not sell oil, NGL or natural gas production representing 10% or more of total revenue to any one customer.

	2018	2017	2016
Plains Marketing, LP	20%	10%	6%
Rio Energy International Inc	13%	9%	3%

Our oil sales prices are based on formula pricing and calculated either using a discount to NYMEX WTI oil or using the appropriate buyer’s posted price less a regional differential and transportation fee.

Although we believe we could identify a substitute purchaser if we were to lose any of our oil or natural gas purchasers, the loss could temporarily cause a loss or deferral of production and sale of our oil and natural gas in that particular purchaser’s service area. However, if one or more of our larger purchasers ceased purchasing oil or natural gas altogether, the loss of any such purchaser could have a detrimental impact on our short-term production volumes and our ability to find substitute purchasers for our production volumes in a timely manner, though we do not believe this would have a long-term material adverse effect on our operations.

Competition

We operate in a highly competitive environment for acquiring leases and properties, securing and retaining trained personnel and service providers and marketing oil and natural gas. Our competitors may be able to pay more for leases, productive oil and natural gas properties and development projects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional properties and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Seasonal Nature of Business

The demand for oil and natural gas can be seasonal based on motor vehicle driving patterns and heating and cooling demands related to weather. Our Rockies' oil prices suffer relative to WTI in the winter due to reduced demand for asphaltic crude. Refinery turnarounds in the Permian typically occur in the first quarter, and, historically, we have experienced wider oil differentials during this time.

Environmental Matters and Regulation

General. Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling commences;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling and production activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

•	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and natural gas industry could have a significant impact on our operating costs.

The following is a summary of some of the existing laws, rules and regulations to which our operations are subject.

Waste Handling. The Resource Conservation and Recovery Act, or RCRA, and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the United States Environmental Protection Agency, or the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil or natural gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the Superfund law, may impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

We currently own, lease, or operate numerous properties that have been used for oil and natural gas development and production for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations, including off-site locations, where such substances have been taken for disposal. In addition, most of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons were not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove previously disposed of substances and wastes, remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination.

Water Discharges. The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

The Oil Pollution Act of 1990, as amended or OPA, which amends the Clean Water Act, establishes strict liability for owners and operators of facilities that cause a release of oil into waters of the United States. In addition, owners and operators of facilities that store oil above threshold amounts must develop and implement spill response plans.

Safe Drinking Water Act. Our injection well facilities may be regulated under the Underground Injection Control, or UIC, program established under the Safe Drinking Water Act, or SDWA. The state and federal regulations implementing that program require mechanical integrity testing and financial assurance for wells covered under the program. The federal Energy Policy Act of 2005 amended the UIC provisions of the federal SDWA to exclude hydraulic fracturing from the definition of underground injection. From time to time, Congress has considered bills to repeal this exemption. The EPA conducted a study of hydraulic fracturing and issued a final report in December 2016. This study and other studies that may be undertaken by EPA or other federal agencies could spur initiatives to further regulate hydraulic fracturing under the SDWA or other statutory and/or regulatory mechanisms.

Endangered Species Act. Additionally, environmental laws such as the Endangered Species Act, or ESA, may impact exploration, development and production activities on public or private lands. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the United States, and prohibits taking of endangered species. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. Some of our facilities may be located in areas that are designated as habitat for endangered or threatened species. Though the rule listing the Lesser Prairie Chicken was vacated, portions of our properties in New Mexico and west Texas are enrolled in Habitat Conservation Plans and as a result we are subject to certain practices and restrictions designed to protect the habitat of the Lesser Prairie Chicken. We believe that we are in substantial compliance with the ESA and the practices and restrictions related to the Lesser Prairie Chicken should not result in material costs or constraints to our operations. However, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

Air Emissions. The Federal Clean Air Act, and comparable state laws, regulates emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources including pursuing the energy extraction sector under a National Compliance Initiative. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations. In addition, more stringent federal, state and local regulations, such as the EPA rules issued in May 2016 regarding the aggregation of exploration and production equipment as a single source could result in increased costs and the need for operational changes. Finally, the EPA issued rules in May 2016 covering methane emissions from new oil and natural gas industry operations which could result in additional costs and restrictions on our operations.

OSHA and Other Laws and Regulation. We are subject to the requirements of the federal Occupational Safety and Health Act (OSHA) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in compliance with these applicable requirements and with other OSHA and comparable requirements.

In 2009, the EPA began to adopt regulations that would require a reduction in emissions of greenhouse gases from certain stationary sources and has required monitoring and reporting for other stationary sources, including the oil and natural gas production industry. In May 2016, the EPA finalized regulations that establish new controls for emissions of methane and volatile organic compounds from oil and natural gas operations. Additional regional, federal or state requirements may be imposed in the future. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse effect on our operations and demand for our products. Currently, our operations are not adversely impacted by existing state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. For instance, we did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2018. Additionally, as of the date of this document, we are not aware of any environmental issues or claims that require material capital expenditures during 2019. However, we cannot assure investors that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial position or results of operations.

National Environmental Policy Act and Activities on Federal Lands.  Oil and natural gas exploitation and production activities on federal lands are subject to NEPA. NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will typically prepare an Environmental Assessment to assess the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Our current production activities, as well as proposed development plans, on federal lands require governmental permits or similar authorizations that are subject to the requirements of NEPA. This process has the potential to delay, limit or increase the cost of developing oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects.

Federal, State or Native American Leases.  Our operations on federal, state, or Native American oil and natural gas leases are subject to numerous restrictions, including nondiscrimination statutes. Such operations must be conducted pursuant to certain on-site security regulations and other permits and authorizations issued by the Bureau of Land Management, or BLM, and other agencies. For example, in September 2018, the BLM finalized regulations which update standards to reduce venting and flaring from oil and gas production on public lands.

Other Regulation of the Oil and Natural Gas Industry

The oil and natural gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the oil and natural gas industry with similar types, quantities and locations of production.

Legislation continues to be introduced in Congress and development of regulations continues in the Department of Homeland Security and other agencies concerning the security of industrial facilities, including oil and natural gas facilities. Our operations may be subject to such laws and regulations. Presently, it is not possible to accurately estimate the costs we could incur to comply with any such facility security laws or regulations, but such expenditures could be substantial.

Drilling and Production. Our operations are subject to various types of regulation at federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties and municipalities, in which we operate also regulate one or more of the following:

•	the location of wells;

•	the method of drilling and casing wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells; and

•	notice to surface owners and other third parties.
State laws regulate the size and shape of drilling and spacing units or pro-ration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally regulate and seek to restrict the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and natural gas we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

Natural gas regulation. The availability, terms and cost of transportation significantly affect sales of natural gas. The interstate transportation and sale or resale of natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission, or the FERC. Federal and state regulations govern the price and terms for access to natural gas pipeline transportation. The FERC’s regulations for interstate natural gas transmission in some circumstances may also affect the intrastate transportation of natural gas.

Although natural gas prices are currently unregulated, Congress historically has been active in the area of natural gas regulation. We cannot predict whether new legislation to regulate natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on the operations of the underlying properties. Sales of condensate and natural gas liquids are not currently regulated and are made at market prices.

State regulation. The various states regulate the drilling for, and the production, gathering and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. For example, Texas currently imposes a 4.6% severance tax on oil production and a 7.5% severance tax on natural gas production. New Mexico currently imposes a 3.75% severance tax on both oil and natural gas production. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources. States may regulate rates of production and may establish maximum daily production allowable from natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from our wells, and to limit the number of wells or locations we can drill.

The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect on us.

Employees

As of December 31, 2018, we had 337 employees, none of whom are subject to collective bargaining agreements. We also contract for the services of independent consultants involved in land, engineering, regulatory, accounting, financial and other disciplines as needed. We believe that we have a favorable relationship with our employees.

Offices

Our principal offices are located in Midland, Texas at 303 W. Wall Street. In addition to our principal offices, we have regional offices located in Cody, Wyoming and in The Woodlands, Texas.

Available Information

We make available free of charge on our website, www.legacyreserves.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such information with, or furnish it to, the Securities and Exchange Commission ("SEC"). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The information on our website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of our other filings with the SEC.

ITEM 1A.	RISK FACTORS

Risks Related to our Business

We have determined, and our independent registered public accounting firm has concurred, that there is substantial doubt about our ability to continue as a going concern.
We have significant obligations and commitments coming due in the near term. On March 21, 2019, we entered into an amendment to the Credit Agreement pursuant to which the lenders agreed to extend the maturity date from April 1, 2019 to May 31, 2019. Without additional sources of capital or a significant restructuring of our balance sheet, the maturity of our Credit Agreement raises substantial doubt about our ability to continue as a going concern, which means that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, our independent registered public accounting firm included an explanatory paragraph with respect to this uncertainty in its report that is included with our financial statements in this annual report on Form 10-K. Such explanatory paragraph may materially and adversely affect the price per share of our common stock and may otherwise limit our ability to raise additional funds through the issuance of debt or equity securities or otherwise. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns with respect to our ability to discharge our contractual obligations.
We have prepared our financial statements on a going concern basis, which contemplates that we will be able to realize our assets and discharge our liabilities and commitments in the ordinary course of business. Our financial statements included in this annual report on Form 10-K do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional capital or a significant restructuring of our balance sheet, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.
We have engaged financial and legal advisors to assist us in, among other things, evaluating financial, transactional and other strategic alternatives to address our liquidity and capital structure that may be time consuming, disruptive and costly to our business.
As a result of extremely challenging current market conditions and our upcoming debt maturities, on March 13, 2019, we announced that we engaged financial and legal advisors to assist in evaluating financial, transactional and other strategic alternatives to address our liquidity and capital structure. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and may impair our ability to retain and motivate key personnel. We may incur substantial expenses associated with identifying, evaluating and preparing for any such strategic alternatives. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, regulatory limitations and the interest of third parties in us and our assets. There can be no assurance that sufficient liquidity can be raised from any one or more of these transactions or that these transactions can be consummated within the period needed to meet our obligations or at all.
We may need to seek relief under the U. S. Bankruptcy Code, even if we are successful in effecting a financial, transactional or other strategic alternative. Any bankruptcy proceeding may result in holders of our equity securities and our other stakeholders receiving little or no consideration.
It may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Such a proceeding could be commenced in the near term and requires our conducting of preparatory work. If a plan of reorganization is implemented in a bankruptcy proceeding, it is possible that holders of claims and interests with respect to, or rights to acquire, our equity securities would be entitled to little or no recovery, and those claims and interests may be canceled for little or no consideration. If that were to occur, we anticipate that all or substantially all of the value of all investments in our equity securities would be lost and that our equity holders would lose all or substantially all of their investment. It is also possible that our other stakeholders, including our secured and unsecured creditors, will receive substantially less than the amount of their claims.
If we are unable to refinance or repay our indebtedness under our Credit Agreement when it comes due or otherwise fail to comply with certain restrictions and financial covenants in our Credit Agreement and Term Loan Credit Agreement, we could be in default under our Credit Agreement or Term Loan Credit Agreement which may result in acceleration or repayment of all of our outstanding indebtedness.
We could default on the payment of our indebtedness under our Credit Agreement when it comes due which may result in acceleration of all amounts outstanding under our Credit Agreement or foreclosure on our oil and natural gas properties. Additionally, our Credit Agreement and our Term Loan Credit Agreement restrict, among other things, our ability to incur debt and requires us to comply with certain financial covenants and ratios.  We may not be able to comply with these restrictions and covenants in the future and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control.  Our failure to comply with any of the restrictions and covenants under our Credit Agreement or our Term Loan Credit Agreement could result in a default under our Credit Agreement or our Term Loan Credit Agreement.  On March 21, 2019, we received a waiver of certain covenants under our Credit Agreement and Term Loan Credit Agreement.  The waiver received under our Term Loan Credit Agreement is temporary such that we will be in default for the failure to have delivered audited financial statements without a “going concern” or like qualification or exception as of May 31, 2019, the same day as the scheduled maturity of our Credit Agreement. Further, upon delivery of our financial statements for the quarter ended March 31, 2019, we expect to be in violation of the current ratio covenant under our Credit Agreement, which would constitute a default under the Credit Agreement. Although we have received waivers from our lenders under the Credit Agreement and the Term Loan Credit Agreement in the past, there can be no assurances that we will receive any waivers in the future. If the lenders under our Credit Agreement or Term Loan Credit Agreement were to accelerate the indebtedness under our Credit Agreement or Term Loan Credit Agreement as a result of any such default, such acceleration could cause a cross-default of all of our other outstanding indebtedness and permit the holders of such indebtedness to accelerate the maturities of such indebtedness.
Our substantial indebtedness, liquidity issues and the potential for strategic alternatives or restructuring transactions may impact our business, financial condition and operations.
Due to our substantial indebtedness, liquidity issues and the potential for strategic alternatives or restructuring transactions, there is risk that, among other things:

•	third parties’ confidence in our ability to develop oil and natural gas properties could erode, which could impact our ability to execute on our business strategy;

•	it may become more difficult to retain, attract or replace key employees;

•	employees could be distracted from performance of their duties or more easily attracted to other career opportunities;

•
we could lose some or a significant portion of our liquidity, either due to stricter credit terms from vendors, or, in the event we undertake a Chapter 11 proceeding and conclude that we need to procure debtor-in-possession financing, an inability to obtain any needed debtor-in-possession financing or to provide adequate protection to certain secured lenders to permit us to access some or all of our cash; and

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

Lower oil and natural gas prices will decrease our revenues and thus cash flow from operations. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

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

Historically, oil and natural gas prices have been extremely volatile. For example, for the five years ended December 31, 2018, the NYMEX-WTI oil price ranged from a high of $107.95 per Bbl to a low of $26.19 per Bbl, while the NYMEX-Henry Hub natural gas price ranged from a high of $8.15 per MMBtu to a low of $1.49 per MMBtu. As of February 28, 2019, the NYMEX WTI oil spot price was $57.21 per Bbl and the NYMEX-Henry Hub natural gas spot price was $2.89 per MMBtu. If oil and natural gas prices decline from current levels, it may have a material adverse effect on our operations and financial condition.

Failure to replace reserves may negatively affect our business, results of operations and financial condition.

The growth of our business depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Historically, we have also acquired additional oil and natural gas reserves through acreage trades with other producers and we may not be able to identify or execute attractive acreage trades in the future. Our proved reserves generally decline when reserves are produced, unless we conduct successful exploration or development activities or acquire properties, including through acreage trades, containing proved reserves, or both. Further, the rate of estimated decline of our oil and natural gas reserves may increase if our wells do not produce as expected. We may not be able to find, develop or acquire additional reserves to replace our current and future production at acceptable costs. If oil and natural gas prices increase, our costs for additional reserves would also increase; conversely if natural gas or oil prices decrease, it could make it more difficult to fund the replacement of our reserves.

Our debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities.

As of December 31, 2018, we had total debt of approximately $1.3 billion. Our existing and future indebtedness could have important consequences to us, including:

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

Our development projects require substantial capital expenditures. We may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a decline in our oil and natural gas reserves.

Our development and acquisition activities require substantial capital expenditures. We make and expect to continue to make substantial capital expenditures in our business for the development, production and acquisition of oil and natural gas reserves. We intend to finance our future capital expenditures with cash flow from operations and, subject to availability, borrowings under our Credit Agreement and our Term Loan Credit Agreement. Our cash flow from operations and access to capital are subject to a number of variables, including:

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

In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

•	the high cost, shortages or delivery delays of equipment, materials, and services;

•	unexpected operational events;

•	adverse weather conditions or events;

•	facility or equipment malfunctions;

•	title disputes;

•	regulatory changes and approvals;

•	pipeline ruptures or spills;

•	collapses of wellbore, casing or other tubulars;

•	unusual or unexpected geological formations;

•	loss of drilling fluid circulation;

•	formations with abnormal pressures;

•	fires;

•	blowouts, craterings and explosions;

•	interference from new well stimulation;

•	offset operations causing irregularities or interruptions in production; and

•	uncontrollable flows of oil, natural gas or well fluids.

Furthermore, our drilling and producing operations produce significant amounts of water and inadequate access to or availability of water disposal infrastructure could adversely affect our production volumes or significantly increase the costs of our operations.

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

A reduction in commodity prices may be caused by many factors, including substantial increases in U.S. production and reserves from unconventional (shale) reservoirs, without a corresponding increase in demand. The International Energy Agency forecasts continued U.S. oil production growth in 2019. This environment could cause the prices for oil to fall to lower levels.

Furthermore, a decrease in oil and natural gas prices may render a significant portion of our development projects uneconomic. In addition, if oil and natural gas prices decline, our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. For example, in the year ended December 31, 2018, we incurred impairment charges of $68.0 million, a portion of which was driven by commodity price changes. We may incur further impairment charges in the future related to depressed commodity prices, which could have a material adverse effect on our results of operations in the period taken.

Increases in the cost for drilling rigs, service rigs, pumping services and other costs in drilling and completing wells could reduce the viability of certain of our development projects.

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

The prices that we receive for our oil production sometimes reflect a discount to the relevant benchmark prices, such as WTI, that are used for calculating derivative positions. The difference between the benchmark price and the price we receive is called a differential. Increases in the differential between the benchmark prices for oil and the wellhead price we receive could adversely affect our operating results and financial condition. While this differential remained largely unchanged from 2015 through the first quarter of 2018, crude oil and associated natural gas production growth has strained existing takeaway capacity and caused widening basis differentials in the Permian Basin, which could adversely affect our operating results and financial condition.

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

Decreases of our borrowing base under our Credit Agreement by our lenders, and any potential disruptions of the financial markets could adversely affect our business, results of operations and financial condition.

We depend on our Credit Agreement and our Term Loan Credit Agreement for future capital needs. Our Credit Agreement, which matures on May 31, 2019, limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion. As of March 13, 2019, our borrowing base was $575.0 million and we had approximately $2.9 million available for borrowing. Under the terms of our Credit Agreement, our borrowing base reduces to $570.0 million on May 22, 2019. Our Term Loan Credit Agreement for second lien term loans maturing on August 31, 2020 provides for up to an aggregate principal amount of $400.0 million, of which we have drawn $338.6 million.

Our Credit Agreement provides for the mandatory termination of our derivative contracts three days prior to the maturity date of our Credit Agreement.  Such terminations would result in a reduction of the borrowing base under our Credit Agreement.

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

Any decrease of our borrowing base could adversely affect our business, results of operations and financial condition.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities.”

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

•	an inability to successfully integrate the assets and businesses we acquire;

•	a decrease in our liquidity by using a portion of our available cash or borrowing capacity under our Credit Agreement and our Term Loan Credit Agreement to finance acquisitions;

•	a lack of capital could cause the development of any acquisitions to be slower than forecasted;

•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•	the assumption of unknown environmental and other liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s attention from other business concerns;

•	the incurrence of other significant charges, such as impairment of oil and natural gas properties, goodwill or other intangible assets, asset devaluation or restructuring charges; and

•	the loss of key purchasers.

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

Hydraulic fracturing is an important and commonly used process in the completion of unconventional wells in shale formations, as well as tight conventional formations including many of those that Legacy completes and produces. This process involves the injection of water, sand and chemicals under pressure into rock formations to stimulate hydrocarbon production. Some states have adopted and others are considering legislation to restrict or additionally regulate hydraulic fracturing. For example, several states including Texas, Colorado and Wyoming have adopted or are considering legislation requiring the disclosure of hydraulic fracturing chemicals. From time to time, Congress has considered legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Sponsors of these bills have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. Public disclosure of chemicals used in the hydraulic fracturing process could make it easier for third parties opposed to the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect the environment, including groundwater, soil or surface water. In addition, state and federal agencies recently have focused on a possible connection between the operation of injection wells used for oil and natural gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. In light of these concerns, some state regulatory agencies have modified their regulations or issued orders to address seismic activity. For example, the Railroad Commission of Texas has adopted regulations which place additional restrictions on the permitting of disposal well operations in areas of historical or future seismic activity. Any additional level of regulation could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

Final rules regulating air emissions from natural gas production operations could cause us to incur increased capital expenditures and operating costs, which may be significant.

On April 17, 2012, the Environmental Protection Agency ("EPA") approved final regulations under the Clean Air Act that, among other things, require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities. The final regulations require the reduction of VOC emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015. For well completion operations occurring at such well sites before January 1, 2015, the final regulations allow operators to capture and direct flowback emissions to completion combustion devices, such as flares, in lieu of performing green completions. These regulations also establish specific new requirements regarding emissions from dehydrators, storage tanks and other production equipment. In addition, in May 2016, the EPA issued rules covering methane emissions from new oil and natural gas industry operations. Compliance with these requirements could increase our costs of development and production, which costs may be significant.

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
A failure to comply with the covenants in the indentures governing the Senior Notes or any future indebtedness could result in an event of default under the indentures governing the Senior Notes, our Credit Agreement, our Term Loan Credit Agreement, or any future indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. Further, if the lenders under our Credit Agreement or Term Loan Credit Agreement were to accelerate the indebtedness as a result of a default under the Credit Agreement or Term Loan Credit Agreement, such acceleration could cause a cross-default of all our other outstanding indebtedness, including the Senior Notes, and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

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

Further, the present value of future net cash flows from our proved reserves may not be the current market value of our estimated natural gas and oil reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on the trailing 12-month average oil and gas index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. To illustrate the price impact of commodity prices on our proved reserves subsequent to December 31, 2018, we recalculated the value of our proved reserves as of December 31, 2018 using the five-year average forward price as of February 25, 2019 for both WTI oil and NYMEX natural gas. While this 5-year NYMEX forward strip price is not necessarily indicative of our overall outlook on future commodity prices, this commonly used methodology may help provide investors with an understanding of the impact of a volatile commodity price environment. Under such assumptions, we estimate the cumulative projected production from our year-end proved reserves would decrease by approximately 8.0% to 151.7 MMBoe from our previously reported 164.9 MMBoe, which is calculated as required by the SEC. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification 932 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.

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

Since all of the indebtedness outstanding under our Credit Agreement is at variable interest rates, we have significant exposure to increases in interest rates. As a result, our business, results of operations, cash flows from operations and financial condition may be adversely affected by significant increases in interest rates.

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

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources than us. Our ability to acquire additional properties, including acreage trades, and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our competitors not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration and development activities during periods of low oil and natural gas market prices and to absorb the burden of present and future federal, state, local and other laws and regulations. Our inability to compete effectively with these companies could have an adverse effect on our business, results of operations and financial condition.

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
The Federal Trade Commission, the Federal Energy Regulatory Commission and the Commodity Futures Trading Commission (the “CFTC”) hold statutory authority to monitor certain segments of the physical, swaps and futures energy commodities markets. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical sales of oil, natural gas, NGLs or other energy commodities, and any related hedging activities that we undertake, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Our sales and trading may also be subject to certain reporting and other requirements. Failure to comply with such regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations and financial condition.

The swaps-related provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) and the rules the CFTC has adopted regulate the markets in certain derivative transactions, broadly referred to as “swaps” and which include hedging and non-hedging oil and gas and interest rate transactions, and market participants. Swaps falling within classes designated or to be designated by the CFTC are or will be subject to clearing on a derivatives clearing organization, and, if accepted for clearing, are subject to execution on an exchange or a swap execution facility if made available for trading on such facility. To date, the CFTC has designated only certain classes of interest rate and index credit default swaps for mandatory clearing. The Act provides an exception from application of the Act's clearing and trade execution requirements that qualifying commercial end-users may elect for swaps they use to hedge or mitigate commercial risks ("End-User Exception"). Although we believe we will be able to qualify for, and have elected, the End-User Exception with respect to most, if not all, of the swaps we enter that otherwise would have to be cleared, if we cannot do so with respect to many of the swaps we enter into, our ability to execute our hedging program efficiently will be adversely affected. In addition, the CFTC and federal banking regulators have adopted rules (which are being phased in) requiring certain regulated persons to collect margin as to any uncleared swap from their counterparty to such swap if that counterparty is not a non-financial end user (as defined in such rules) Although we believe we qualify as a non-financial end user under such rules, if we do not do so and must provide margin regarding uncleared swaps to which we are a party, our results of operations and financial condition could be adversely affected.

The European Market Infrastructure Regulation ("EMIR") includes regulations related to the trading, reporting and clearing of derivatives subject to EMIR. We have counterparties that are located in a jurisdiction subject to EMIR. Such counterparties are required to comply with EMIR and accordingly will require us to transact with them in a manner that will ensure their compliance with EMIR. In broad terms, EMIR's effect on the derivatives markets and their participants creates similar risks and could have similar adverse impacts as those under the swap regulatory provisions of the Act and the CFTC's swap rules. Finally, the Act included provisions, including related to position limits and reporting, that reflect that volatility in oil and natural gas prices is attributed by some legislators and regulators to speculative trading in derivatives and commodity instruments related to oil and natural gas. The CFTC and Congress periodically focus on such concerns, particularly at times of price rises in the market. Our revenues could be adversely affected if a consequence of that focus is legislative or regulatory actions that lead to lower commodity prices.

Current and proposed derivatives legislation and rulemaking as well as restrictions on hedging activities in our Credit Agreement could have a material adverse effect on our business.

If we or our derivatives counterparties are subject to additional requirements imposed as a result of the Act or any new (or newly implemented) regulations or international legislation, such changes may increase our transaction costs or make it more difficult for us to enter into hedging transactions on favorable terms. Any such regulations could also subject our hedge counterparties to limits on commodity positions and thereby have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.  Further, our revolving credit agreement restricts the types of counterparties that we can enter into hedging transactions with and the security that we are able to provide counterparties that are not lenders under our revolving credit facility. Our inability to enter into hedging transactions on favorable terms, or at all, could increase our operating expenses and put us at increased exposure to risks of adverse changes in oil and natural gas prices.  Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations and cash flows.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred net losses since our Corporate Reorganization and may continue to incur net losses in the future. Generally, losses incurred will carry forward until such losses are used to offset future taxable income, if any. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and other pre-change tax attributes (such as tax credits) to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control). If we were to experience an ownership change, we could potentially have, in the future, higher U.S. federal income tax liabilities than we would otherwise have had and it may also result in certain other adverse consequences to us. Similar provisions of state tax law may also apply to limit our use of state tax attributes.

Risks Related to the Common Stock
We may pursue financial, transactional and other strategic alternatives which could adversely affect the holders of our common stock through dilution or loss in value.
Any financial, transactional or other strategic alternative may include the issuance of additional debt and/or equity securities in exchange for outstanding indebtedness. Any debt securities or preferred stock that might be issued could have liquidation rights, preferences and privileges senior to those of our outstanding common stock. The issuance of additional equity and other securities could also be dilutive to existing stockholders and we cannot predict the extent of this dilution. Additionally, any restructuring could result in the holders of our common stock retaining only a limited portion of the equity of the company or even receiving no value for their holdings.

The price of our common stock may experience volatility.
The price of our common stock may be volatile. Some of the factors that could affect the price of our common stock are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community, sales of our common stock by significant stockholders, short-selling of our common stock by investors, issuance of a significant number of shares for equity-based compensation or to raise additional capital to fund our operations, changes in market valuations of similar companies and speculation in the press or investment community about our financial condition or results of operations, as well as any doubt about its ability to continue as a going concern. General market conditions and U.S. or international economic factors and political events unrelated to our performance may also affect our stock price.
We may not be able to maintain our listing on the NASDAQ Global Select Market.

NASDAQ has established certain standards for the continued listing of a security on the NASDAQ Global Select Market. The standards for continued listing include, among other things, that the minimum bid price for the listed securities not fall below $1.00 per share for a period of 30 consecutive trading days. Although we are currently in compliance with the minimum bid price requirement, as of the filing of this annual report on Form 10-K, our minimum bid price was below $1.00 since March 14, 2019. If we do not satisfy any of the NASDAQ’s continued listing standards, our common stock could be delisted. Any such delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. A delisting could adversely affect our ability to obtain financing for our operations or result in a loss of confidence by investors, customers, suppliers or employees.
Our amended and restated certificate of incorporation and second amended and restated bylaws contain provisions that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of your shares of common stock at a premium to the market price or would otherwise be beneficial to you.
There are provisions in our amended and restated certificate of incorporation and second amended and restated bylaws that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of your shares of common stock at a premium to the market price or would otherwise be beneficial to you. For example, our amended and restated certificate of incorporation authorizes our Board of Directors to issue preferred stock without stockholder approval. If our Board of Directors elects to issue preferred stock, it could be more difficult for a third party to acquire us.
In addition, provisions of our amended and restated certificate of incorporation and second amended and restated bylaws, including limitations on stockholder actions by written consent and on stockholder proposals and director nominations at meetings of stockholders, could make it more difficult for a third party to acquire control of us. Certain provisions of the DGCL may also discourage takeover attempts that have not been approved by our Board of Directors.

We do not expect to pay dividends on our common stock for the foreseeable future.
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

Our authorized capital stock consists of 945,000,000 shares of common stock and 105,000,000 shares of preferred stock, a significant portion of which is unissued. We may need to raise a significant amount of capital to pay down outstanding indebtedness, including principal, interest and fees due under our Credit Agreement, term loan credit agreement and senior notes, to fund our drilling program and may raise such capital through the issuance of newly issued common stock or preferred stock. Such issuance and sale of equity could be dilutive to the interests of existing stockholders.
Additionally, the conversion of some or all of our convertible senior notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect the prevailing market price of the shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.	PROPERTIES

As of December 31, 2018, we owned interests in producing oil and natural gas properties in 555 fields in the Permian Basin, East Texas, Piceance Basin of Colorado, Wyoming, North Dakota, Montana, Oklahoma and several other states, from 9,263 gross productive wells of which 2,943 are operated and 6,320 are non-operated. The following table sets forth information about our proved oil and natural gas reserves as of December 31, 2018. The PV-10 amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves. PV-10 is a computation of the standardized measure of discounted future net cash flows on a pre-tax basis. For a definition of “standardized measure,” please see the glossary of terms at the beginning of this annual report on Form 10-K.

	As of December 31, 2018
	Proved Reserves			PV-10 (b)
Field or Region	MMBoe	R/P (a)	% Oil and NGLs	Amount	% of Total
				($ in Millions)
Spraberry Field (c)	25.6	8.4	72%	$445.5	33%
Lea Field	9.4	5.0	74	187.5	14
East Texas (d)	48.5	12.1	—	175.9	13
Piceance Basin (e)	41.9	10.6	18	108.8	8
Total — Top 4	125.4	9.7	27%	$917.7	68%
All others	39.5	8.9	71	432.3	32
Total	164.9	9.5	37%	$1,350.0	100%
__________________

(a)	Reserves as of December 31, 2018 divided by annualized fourth quarter production volumes.

(b)
PV-10 is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. PV-10 is a computation of the standardized measure on a pre-tax basis. We believe that the presentation of PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas assets. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas assets. PV-10, however, is not a substitute for the standardized measure of discounted future net cash flows. Our PV-10 measure and the standardized measure of discounted future net cash flows do not purport to present the fair value of our oil and natural gas reserves. The below table provides a reconciliation of the GAAP standardized measure to PV-10 (non-GAAP) at December 31, 2018. As Legacy was a pass-through entity not subject to income taxes in 2017 and 2016, no income taxes were included in the computation of standardized measure for those years.

December 31,
2018
(In millions)
Standardized measure of discounted net cash flows	$1,197,613
Present value of future income taxes discounted at 10%	152,361
PV-10	1,349,974

(c)
As the Spraberry Field contains 25,585 MBoe, or 15.5% of total proved reserves of 164,895 MBoe, the following table presents the production, by product, for the Spraberry Field for 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except daily production)
Oil (MBbls)	2,230	1,167	429
Natural gas liquids (Mgal)	150	271	448
Natural gas (MMcf)	3,973	2,130	1,400
Total (Mboe)	2,896	1,528	673
Average daily production (Boe per day)	7,934	4,186	1,839

(d)	As East Texas contains 48,490 MBoe, or 29.4% of total proved reserves of 164,895 MBoe, the following table presents the production, by product, for East Texas for 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except daily production)
Oil (MBbls)	10	15	17
Natural gas liquids (Mgal)	986	1,139	1,117
Natural gas (MMcf)	24,517	27,737	30,315
Total (Mboe)	4,120	4,665	5,097
Average daily production (Boe per day)	11,288	12,781	13,926

(e)	As the Piceance Basin contains 41,886 MBoe, or 25.4% of total proved reserves of 164,895 MBoe, the following table presents the production, by product, for the Piceance Basin for 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except daily production)
Oil (MBbls)	38	48	52
Natural gas liquids (Mgal)	31,237	22,110	22,288
Natural gas (MMcf)	19,387	22,065	24,206
Total (Mboe)	4,013	4,252	4,617
Average daily production (Boe per day)	10,995	11,649	12,615

Summary of Oil and Natural Gas Properties and Projects

Our most significant fields and regions are Spraberry, East Texas, Lea and Piceance Basin. As of December 31, 2018, these four areas accounted for approximately 68% of our PV-10 and 76% of our total estimated proved reserves.

Spraberry Field. The Spraberry field is located in Andrews, Howard, Midland, Martin, Reagan and Upton Counties, Texas. This Spraberry field summary includes wells in the War San field which produce from the same formations and in the same area as our Spraberry field wells. This field produces from Spraberry and Wolfcamp age formations from 5,000 to 11,000 feet. We operate 167 active wells (162 producing, 5 injecting) in this field with working interests ranging from 12.9% to 100% and net revenue interests ranging from 9.6% to 90.8%. We also own another 230 non-operated wells (225 producing, 5 injecting). As of December 31, 2018, our properties in the Spraberry field contained 25,585 MBoe (72.4% liquids) of net proved reserves with a PV-10 of $445.5 million. The average net daily production from this field was 8,326 Boe/d for the fourth quarter of 2018. The estimated reserve life (R/P) for this field is 8.4 years based on the annualized fourth quarter production rate.

25 wells were drilled on our properties in the Spraberry field in 2018. We have identified 13 more proved undeveloped projects, all of which are horizontal Wolfcamp or horizontal Spraberry locations. We have also identified numerous unproved drilling locations in this field.

Lea Field. The Lea field is located in Lea County, New Mexico. Our Lea field properties consist primarily of interests in the Lea Unit. The majority of the production from these properties is from the Bone Spring formation at depths of 9,500 feet to 11,500 feet. These properties also produce from the Morrow, Devonian, Delaware and Pennsylvania formations at depths ranging from 6,500 feet to 14,500 feet. We operate 46 wells (45 producing, 1 injecting) in the Lea Field with working interests ranging from 19.8% to 91.3% and net revenue interests ranging from 5.1% to 76.6%. As of December 31, 2018, our properties in the Lea Field contained 9,444 MBoe (74% liquids) of net proved reserves with a PV-10 of $187.5 million. The average net daily production from this field was 5,233 Boe/d for the fourth quarter of 2018. The estimated reserve life (R/P) of the field is 5.0 years based on the annualized fourth quarter production rate.

13 wells were drilled on our properties in the Lea field in 2018. Our engineers have identified one additional proved undeveloped horizontal Bone Spring drilling location and two behind-pipe or proved developed non-producing recompletion projects in this field. We have also identified numerous unproved horizontal drilling locations in this field.

East Texas. Legacy's wells in the East Texas basin are primarily located in Freestone, Leon and Robertson Counties, Texas. The wells in our East Texas fields are produced from multiple fields and formations which primarily include the Bossier and Cotton Valley formations at depths of approximately 12,000 to 14,000 feet. Legacy owns approximately 20,000 net undeveloped acres in the Shelby Trough and approximately 17,000 net undeveloped acres in the Freestone Cotton Valley. Legacy operates 882 active wells (876 producing, 6 injecting) in East Texas with working interests ranging from 19.2% to 100% and net revenue interests ranging from 3.2% to 87.5%. We also own another 529 non-operated wells (512 producing, 17 injecting). As of December 31, 2018, our properties in East Texas contained 48,490 MBoe of net proved reserves with a PV-10 of $175.9 million. The average net daily production from this field was 10,944 Boe/d for the fourth quarter of 2018. The estimated reserve life (R/P) for this field is 12.1 years based on the annualized fourth quarter production rate.

Piceance Basin. Legacy's wells in the Piceance Basin are located in Garfield County, Colorado in the Grand Valley, Parachute and Rulison fields. Most of the wells in these fields produce from the Williams Fork formation at depths of approximately 7,000 to 9,000 feet and some wells produce from the Wasatch formation at depths of 1,600 to 4,000 feet. Legacy's ownership in this basin is comprised of non-operated interests in 2,676 active wells acquired in 2014 (the "Piceance Acquisition"). As of December 31, 2018, our properties in the Piceance Basin contained 41,886 MBoe (18% liquids) of net proved reserves with a PV-10 of $108.8 million. The average net daily production from this field was 10,838 Boe/d for the fourth quarter of 2018. The estimated reserve life (R/P) for this field is 10.6 years based on the annualized fourth quarter production rate.

Proved Reserves

The following table sets forth a summary of information related to our estimated net proved reserves as of the dates indicated based on reserve reports prepared by LaRoche Petroleum Consultants, Ltd. (“LaRoche”). The estimates of net proved reserves have not been filed with or included in reports to any federal authority or agency. Standardized measure amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves.

The following information represents estimates of our proved reserves as of December 31, 2018, 2017 and 2016. These reserve estimates have been prepared in compliance with the SEC rules and accounting standards using current costs and the average annual prices based on the unweighted arithmetic average of the first-day-of-the-month price for each month in the years ended December 31, 2018, 2017 and 2016. As a result of this methodology, we used an average WTI posted price of $65.56 per Bbl for oil and an average Platts' Henry Hub natural gas price of $3.10 per MMBtu to calculate our estimate of proved reserves as of December 31, 2018. Please see the table below.

	As of December 31,
	2018	2017	2016
Reserve Data:
Estimated net proved reserves:
Oil (MMBbls)	52.1	51.1	32.5
Natural Gas Liquids (MMBbls)	9.2	9.5	7.8
Natural Gas (Bcf)	621.7	716.1	627.0
Total (MMBoe)	164.9	180.0	144.8
Proved developed reserves (MMBoe)	158.7	172.0	139.2
Proved undeveloped reserves (MMBoe)	6.2	8.0	5.6
Proved developed reserves as a percentage of total proved reserves	96%	96%	96%
PV-10 (in millions) (a)	$1,350.0	$1,172.1	$575.6
Oil and Natural Gas Prices(b)
Oil - WTI per Bbl	$65.56	$47.79	$39.25
Natural gas - Henry Hub per MMBtu	$3.10	$2.98	$2.48
____________________

(a)
PV-10 is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with assumptions required by the FASB and the SEC (using current costs and the average annual prices based on the unweighted arithmetic average of the first-day-of-the-month price) without giving effect to non-property related expenses such as general administrative expenses and debt service or to depletion, depreciation and amortization or future income taxes and discounted using an annual discount rate of 10%. For the purpose of calculating the PV-10, the costs and prices are unescalated. PV-10 does not give effect to derivative transactions. For a description of our derivative transactions, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Investing Activities.”

Oil and natural gas prices as of each date are based on the unweighted arithmetic average of the first-day-of-the-month price for each month as posted by Plains Marketing L.P. and Platts Gas Daily for oil and natural gas, respectively, with these representative prices adjusted by property to arrive at the appropriate net sales price, which is held constant over the economic life of the property.

(b)
Oil and natural gas prices as of each date are based on the unweighted arithmetic average of the first day of the month price for each month as posted by Plains Marketing L.P. and Platts Gas Daily for oil and natural gas, respectively, with these representative prices adjusted by property to arrive at the appropriate net sales price, which is held constant over the economic life of the property.

Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells on which a relatively major expenditure is required for recompletion.

The data in the above table represents estimates only. Oil and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil and natural gas that are ultimately recovered. Please read “Risk Factors—Risks Related to our Business—Our estimated reserves are based on many assumptions that may prove inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.” Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. PV-10 amounts shown above should not be construed as the current market value of our estimated oil and natural gas reserves. The 10% discount factor used to calculate PV-10, which is required by FASB pronouncements, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

From time to time, we engage LaRoche to prepare a reserve and economic evaluation of properties that we are considering purchasing. Neither LaRoche nor any of its employees have any interest in those properties, and the compensation for these engagements is not contingent on their estimates of reserves and future net revenues for the subject properties.

Internal Control Over Reserve Estimations

Legacy's proved reserves are estimated at the well or unit level and compiled for reporting purposes by Legacy's reservoir engineering staff, none of whom are members of Legacy's operating teams nor are they managed by members of Legacy's operating teams. Legacy maintains internal evaluations of its reserves in a secure engineering database. Legacy's reservoir engineering staff meets with LaRoche periodically throughout the year to discuss assumptions and methods used in the reserve estimation process. Legacy provides LaRoche information on all properties acquired during the year for addition to Legacy’s reserve report. LaRoche updates production data from public sources and then modifies production forecasts for all properties as necessary. Legacy provides to LaRoche lease operating statement data at the property level from Legacy’s accounting system for estimation of each property’s operating expenses, price differentials, gas shrinkage and NGL yield. Legacy's reserve engineering staff provides all changes to Legacy’s ownership interests in the properties to LaRoche for input into the reserve report. Legacy provides information on all capital projects completed during the year as well as changes in the expected timing of future capital projects. Legacy provides updated capital project cost estimates and abandonment cost and salvage value estimates. Legacy's internal engineering staff coordinates with Legacy's accounting and other departments and works closely with LaRoche to ensure the integrity, accuracy and timeliness of data that is furnished to LaRoche for its reserve estimation process. All of the reserve information in Legacy's secure reserve engineering data base is provided to LaRoche. After evaluating and inputting all information provided by Legacy, LaRoche, as independent third-party petroleum engineers, provides Legacy with a preliminary reserve report which Legacy's engineering staff and its Chief Financial Officer review for accuracy and completeness with an emphasis on ownership interest, capital spending and timing, expense estimates and production curves. After considering comments provided by Legacy, LaRoche completes and publishes the final reserve report. Legacy's engineering staff, in coordination with Legacy's accounting department and its Chief Financial Officer, ensure that the information derived from LaRoche's reports is properly disclosed in our filings.

Legacy’s Vice President - Corporate Reserves and Planning is the reservoir engineer primarily responsible for overseeing the preparation of reserve estimates by the third-party engineering firm, LaRoche. He has held a wide variety of technical and supervisory positions during a 41-year career with four publicly traded oil and natural gas producing companies, including Legacy. He has over 31 years of SEC reserve report preparation experience in addition to continuing education courses on reserve estimation and reporting, including one in 2009 covering the effect of the SEC’s Final Rule, Modernization of Oil and Gas Reporting. For

the professional qualifications of the primary person responsible for the third-party reserve evaluation, please see the last paragraph of Exhibit 99.1 - Summary Reserve Report from LaRoche Petroleum Consultants, Ltd.

Production and Price History

The following table sets forth a summary of unaudited information with respect to our production and sales of oil and natural gas for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017(a)	2016
Production:
Oil (MBbls)	6,629	5,032	4,019
Natural gas liquids (MGal)	41,549	38,159	36,757
Gas (MMcf)	58,457	62,833	66,824
Total (MBoe)	17,361	16,413	16,032
Average daily production (Boe per day)	47,564	44,967	43,803
Average sales price per unit (excluding commodity derivative cash settlements):
Oil (per Bbl)	$56.64	$47.59	$37.95
NGL (per Gal)	$0.67	$0.65	$0.42
Gas (per Mcf)	$2.59	$2.74	$2.19
Combined (per Boe)	$31.96	$26.58	$19.61
Average sales price per unit (including commodity derivative cash settlements):
Oil (per Bbl)	$54.10	$49.94	$47.27
NGL (per Gal)	$0.67	$0.65	$0.42
Gas (per Mcf)	$2.68	$2.93	$2.60
Combined (per Boe)	$31.29	$28.05	$23.63
Average unit costs per Boe:
Production costs, excluding production and other taxes	$11.02	$10.58	$10.59
Ad valorem taxes	$0.51	$0.59	$0.60
Production and other taxes	$1.70	$1.21	$0.89
General and administrative, excluding transaction costs and LTIP	$2.25	$2.07	$1.95
Total general and administrative	$4.21	$3.01	$2.72
Depletion, depreciation and amortization	$9.22	$7.73	$9.38
____________________

(a)
Includes the production and operating results of the properties acquired as a part of our asset acquisition in conjunction with the Acceleration Payment from the closing date on August 1, 2017 through December 31, 2017.

Productive Wells

The following table sets forth information at December 31, 2018 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the product of our fractional working interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Operated	1,808	1,308	1,135	1,006	2,943	2,314
Non-operated	2,467	249	3,853	1,168	6,320	1,417
Total	4,275	1,557	4,988	2,174	9,263	3,731

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2018 relating to our leasehold acreage.

	Developed Acreage(a)		Undeveloped Acreage(b)		Total Acreage
	Gross(c)	Net(d)	Gross(c)	Net(d)	Gross(c)	Net(d)
Total	868,589	437,140	204,453	63,265	1,073,042	500,405
____________________

(a)	Developed acres are acres spaced or assigned to productive wells or wells capable of production.

(b)
Undeveloped acres include acres held by production but not currently allocated or assigned to producing wells or wells capable of production and acres not held by production and subject to the primary term of the leases, regardless of whether such acreage contains proved reserves. The majority of our proved undeveloped locations are located on acreage currently held by production. As the economic viability of any potential oil and natural gas development related to the acres not held by production is remote, we have assigned minimal value to our acreage not held by production and thus the minimum remaining term of those leases is immaterial to us.

(c)	A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.

(d)
A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the product of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Drilling Activity

The following table sets forth information with respect to wells completed by Legacy during the years ended December 31, 2018, 2017 and 2016. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the numbers of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of oil and natural gas, regardless of whether they produce a reasonable rate of return.

	Year Ended December 31,
	2018	2017	2016
Gross:
Development
Productive	54	42	12
Dry	—	—	—
Total	54	42	12
Exploratory
Productive	—	—	—
Dry	—	—	—
Total	—	—	—
Net:
Development
Productive	27.6	27.4	2.2
Dry	—	—	—
Total	27.6	27.4	2.2
Exploratory
Productive	—	—	—
Dry	—	—	—
Total	—	—	—

Summary of Development Projects

For the year ended December 31, 2018, we invested approximately $229.5 million in implementing our development strategy, including $176.9 million related to the drilling and completion of 54 gross (27.6 net) development wells. The remaining $52.6 million was comprised of the development of proved undeveloped reserves still in process, recompletions, fracture stimulation projects and various infrastructure capital. We estimate that our capital expenditures for the year ending December 31, 2019 will be approximately $135 million, subject to any limitations contained in the agreements governing our indebtedness, for development drilling, recompletions and fracture stimulation and other development-related projects to implement this strategy. Over 90% of this capital is expected to be deployed in the Permian Basin. We will consider adjustments to this capital program based on our assessment of additional development opportunities that are identified during the year and the cash available to invest in our development projects.

Present Activities

As of December 31, 2018, we were in the process of drilling or completing 9 gross (8.0 net) wells, all of which were development wells. Further, 5 wells were classified as PUD within our year-end reserve report while 4 wells were classified as unproved and therefore not included in our year-end reserve report.

Operations

General

We operate approximately 66% of our total net daily production of oil and natural gas. Excluding our assets in the Piceance Basin, we operate approximately 87% of our net daily production of oil and natural gas. We design and manage the development, recompletion or workover for all of the wells we operate and supervise operation and maintenance activities. We do not own drilling rigs or any material oil field services equipment used for drilling or maintaining wells on properties we operate. Independent contractors engaged by us provide all the equipment and personnel associated with these activities. We employ drilling, production and reservoir engineers, geologists and other specialists who have worked and will work to improve production rates, increase reserves, and lower the cost of operating our oil and natural gas properties. We also employ field operating personnel including production superintendents, production foremen, production technicians and lease operators. We charge the non-operating partners an operating fee for operating the wells, typically on a fee per well-operated basis proportionate to each owner's working interest. Our non-operated wells are managed by third-party operators who are typically independent oil and natural gas companies.

Oil and Natural Gas Leases

The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any well drilled on the lease premises. In our areas of operation, this amount generally ranges from 12.5% to 33.7%, resulting in an 87.5% to 66.3% net revenue interest to the working interest owners, including us. Most of our leases are held by production and do not require lease rental payments.

Derivative Activity

We enter into derivative transactions with unaffiliated third parties with respect to oil and natural gas prices to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in oil and natural gas prices. We have entered into derivative contracts in the form of fixed price swaps for NYMEX WTI oil, NYMEX Henry Hub natural gas as well as Midland-to-Cushing crude oil and CIG-Rockies basis differentials. We also enter into derivative transactions with respect to London Interbank Offered Rate ("LIBOR") interest rates to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in LIBOR interest rates. All of our interest rate derivative transactions are LIBOR interest rate swaps. Our derivatives swap floating LIBOR rates for fixed rates. All of these commodity and interest rate contracts were executed in a costless manner, requiring no payment of premiums. Furthermore, none of our current derivative counterparties require us to post collateral. For a more detailed discussion of our derivative activities, please read “Business—Oil and Natural Gas Derivative Activities,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flow from Operations” and “—Quantitative and Qualitative Disclosures About Market Risk.”

Title to Properties

Prior to completing an acquisition of producing oil and natural gas leases, we perform title reviews on significant leases and, depending on the materiality of properties, we may obtain a title opinion or review previously obtained title opinions. As a result, title opinions have been obtained on a portion of our properties.

As is customary in the oil and natural gas industry, we initially conduct only a cursory review of the title to our properties on which we do not have proved reserves. Prior to the commencement of drilling operations on those properties, we conduct a thorough title examination and perform curative work with respect to significant defects. To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing any title defects at our expense. We generally will not commence drilling operations on a property until we have cured any material title defects on such property.

We believe that we have satisfactory title to all of our material assets. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with the acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry, we believe that none of these liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties or from our interest in these properties or will materially interfere with our use in the operation of our business. In addition, we believe that we have obtained sufficient rights-of-way grants and permits from public authorities and private parties for us to operate our business in all material respects as described in this document.

ITEM 3.	LEGAL PROCEEDINGS

We are, from time to time, involved in litigation and claims arising out of our operations in the normal course of business including regulatory and environmental matters, none of which are expected to be material. Management does not believe that it is probable that the outcome of these actions will have a material adverse effect on our consolidated financial position, results of operations or cash flow, although the ultimate outcome and impact of such legal proceedings cannot be predicted with certainty.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol “LGCY.” As of March 13, 2019, there were 114,810,671 shares of common stock outstanding, held by approximately 109 stockholders of record. This number reflects only the stockholders of record, and does not reflect all beneficial owners of common stock, such as those who hold their common stock through a broker.

Subsequent to the Corporate Reorganization, we have not paid any cash dividends and we currently do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Legacy’s consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. The operating results of the properties acquired have been included from their respective acquisition dates as discussed below.

	Years Ended December 31,
	2018	2017(a)	2016	2015(b)	2014(c)
	(In thousands, except per share/unit data)
Statement of Operations Data:
Revenues:
Oil sales	$375,444	$239,448	$152,507	$199,841	$396,774
Natural gas liquids sales	27,750	24,796	15,406	16,645	27,483
Natural gas sales	151,667	172,057	146,444	122,293	108,042
Total revenues	554,861	436,301	314,357	338,779	532,299
Expenses:
Oil and natural gas production	200,285	183,219	179,333	194,491	198,801
Production and other taxes	29,532	19,825	14,267	16,383	31,534
General and administrative	73,039	49,372	43,639	46,511	38,980
Depletion, depreciation, amortization
and accretion	159,998	126,938	150,414	177,258	173,686
Impairment of long-lived assets	67,978	37,283	61,796	633,805	448,714
(Gain) loss on disposal of assets	(23,803)	1,606	(50,095)	(3,972)	(2,479)
Total expenses	507,029	418,243	399,354	1,064,476	889,236
Operating income (loss)	47,832	18,058	(84,997)	(725,697)	(356,937)
Other income (expense):
Interest income	36	64	67	329	873
Interest expense	(117,008)	(89,206)	(79,060)	(76,891)	(67,218)
Gain on extinguishment of debt	66,066	—	150,802	—	—
Equity in income (loss) of equity method investees	(19)	17	—	126	428
Net gains (losses) on commodity derivatives	49,172	17,776	(41,224)	98,253	138,092
Other	722	792	(179)	841	258
Income (loss) before income taxes	46,801	(52,499)	(54,591)	(703,039)	(284,504)
Income tax (expense) benefit	(2,968)	(1,398)	(1,229)	1,498	859
Net loss attributable to stockholders/unitholders	$43,833	$(53,897)	$(55,820)	$(701,541)	$(283,645)

	Years Ended December 31,
	2018	2017(a)	2016	2015(b)	2014(c)
Income/(Loss) per share (a)
Basic and diluted	$0.42	$(0.54)	$(0.57)	$(7.26)	$(3.23)
Distributions paid per unit	$—	$—	$—	$1.46	$2.41
____________________

(a)	In accordance with ASC 805, income (loss) per share amounts for historical periods have been recomputed to reflect shares issued in the Corporate Reorganization.

Cash Flow Data:
Net cash provided by (used in) operating activities	$175,941	$99,795	$3,296	$2,046	$207,216
Net cash provided by (used in)
investing activities	$(188,128)	$(279,236)	$119,989	$(377,420)	$(632,414)
Net cash provided by (used in)
financing activities	$12,110	$177,718	$(119,130)	$376,655	$423,339
Capital expenditures	$228,261	$314,491	$41,932	$579,463	$640,414

	Historical As of December 31,
	2018	2017(a)	2016	2015(b)	2014(c)
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$1,098	$1,246	$2,555	$2,006	$725
Other current assets	149,994	111,358	80,217	127,453	191,529
Oil and natural gas properties, net of
accumulated depletion, depreciation,
amortization and impairment	1,314,313	1,353,356	1,181,909	1,408,956	1,639,974
Other assets	9,526	27,122	35,145	74,705	66,378
Total assets	$1,474,931	$1,493,082	$1,299,826	$1,613,120	$1,898,606
Current liabilities	$984,650	$144,810	$86,609	$81,093	$97,576
Long-term debt	432,923	1,346,769	1,161,394	1,427,614	938,876
Other long-term liabilities	249,989	273,190	273,902	284,090	224,949
Stockholders'/Partners’ equity(deficit)	(192,631)	(271,687)	(222,079)	(179,677)	637,205
Total liabilities and stockholders'/partners’ equity (deficit)	$1,474,931	$1,493,082	$1,299,826	$1,613,120	$1,898,606
____________________

(a)
Includes the production and operating results of the properties acquired as a part of our assets acquired in conjunction with Acceleration Payment from the closing date on August 1, 2017 through December 31, 2017 and thereafter.

(b)
Includes Legacy’s purchase of the oil and natural gas properties acquired in the Anadarko Acquisitions as of the closing date of the acquisition on July 31, 2015. Consequently, the operations of these acquired properties are only included for the period from the closing date of the acquisition through December 31, 2015 and thereafter.

(c)
Includes Legacy’s purchase of the oil and natural gas properties acquired in the Piceance Acquisition as of the closing date of the acquisition on June 4, 2014. Consequently, the operations of these acquired properties are only included for the period from the closing date of the acquisition through December 31, 2014 and thereafter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Historical Consolidated Financial Data” and the accompanying financial statements and related notes included elsewhere in this annual report on Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report, particularly in “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Information,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, actual results may differ materially from those anticipated or implied in the forward-looking statements.

Overview

Because of our historical growth through acquisitions and development of properties as well as large fluctuations in commodity prices, historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results. The operating results of the properties acquired as a part of our asset acquisition in conjunction with acceleration payment (the "Acceleration Payment") under our joint development agreement with TPG Sixth Street Partners (the "JDA") have been included since August 1, 2017.

Going Concern

We have significant obligations and commitments coming due in the near term. On March 21, 2019, we entered into an amendment to the Credit Agreement (as defined below) pursuant to which the lenders agreed to extend the maturity date from April 1, 2019 to May 31, 2019 and as of December 31, 2018, we had availability under the Credit Agreement of $32.9 million. Without additional sources of capital or a significant restructuring of our balance sheet, the maturity of our Credit Agreement raises substantial doubt about our ability to continue as a going concern, which means that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operation.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements in this annual report on Form 10-K contains an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

In order to improve our liquidity position, we are currently evaluating financial, transactional and other strategic alternatives. In the first quarter of 2019, we retained financial and legal advisors who specialize in such alternatives. There can be no assurance that sufficient liquidity can be raised from any one or more of these transactions or that these transactions can be consummated within the period needed to meet our obligations or at all. Please see “Risk Factors—Risks Related to Our Business—We have engaged financial and legal advisors to assist us in, among other things, evaluating financial, transactional and other strategic alternatives to address our liquidity and capital structure that may be time consuming, disruptive and costly to our business, and —We may need to seek relief under the U.S. Bankruptcy Code, even if we are successful in effecting a financial, transactional or other strategic alternative. Any bankruptcy proceeding may result in holders of our equity securities and our other stakeholders receiving little or no consideration,” in Item 1A.

We continue to focus on maintaining efficient operations to minimize production declines, improve lifting costs and well economics while regularly reviewing our asset portfolio and divesting non-core assets.

Trends Affecting Our Business and Operations

Irrespective of our balance sheet constraints, sustained periods of low prices for oil or natural gas have and could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

We face the challenge of natural production declines. As initial reservoir pressures are depleted, oil and natural gas production from a given well or formation decreases. We attempt to overcome this natural decline by drilling to find additional reserves, acquiring more reserves than we produce, utilizing multiple types of recovery techniques such as secondary (waterflood) and tertiary recovery methods to re-pressure the reservoir and recover additional oil, recompleting or adding pay in existing wellbores and improving artificial lift.

Outlook. The oil and natural gas industry is in a challenging environment, especially over the past five years, as evidenced by volatility in the crude oil prices that ranged from over $100 per barrel in early 2014 to less than $30 per barrel in early 2016. While prices in 2017 and 2018 have recovered off the lows experienced in 2016 they have experienced a sharp decline at the end of 2018 from levels seen in 2017 and are still well below levels seen in 2014. Sustained development activity in the Permian Basin has created certain basin-wide operational challenges. Crude oil and associated natural gas production growth has strained existing takeaway capacity and caused widening basis differentials in the Permian Basin relative to benchmark crude oil and natural gas prices, which affect the prices we realize for our crude oil and natural gas production. The narrowing of these basis differentials is largely dependent on the construction of new takeaway capacity and other factors beyond our control. While we believe that a significant number of these projects will be completed in 2019, there is no guarantee that these projects will be completed on time or at all. In addition, the availability of services related to drilling, completion and other well site activity is becoming tighter. We do not have the ability to control the supply of these services and if we are unable to find adequate services for our operations at economic prices, there could be a material adverse impact on our financial condition. Also, production from our horizontal development within the Permian Basin has, from time to time, been temporarily shut-in or constrained due to proximate development operations. We cannot control or accurately forecast the timing, duration or other operational impositions associated with such well interference but the impacts could have a material adverse effect on our financial condition. Our development capital expenditures are expected to be approximately $135 million, subject to any limitations contained in the agreements governing our indebtedness, in 2019 and will continue to be focused on the development of our Permian Basin horizontal development assets, subject to any constraints imposed by our Term Loan Credit Agreement that may limit our capital expenditures as discussed in “Capital Resources and Liquidity—Future Liquidity Considerations”. We intend to continue to prudently manage our historical low-decline proved developed producing oil and gas properties to support the development of our high return prospects as we pursue additional cash flow and increase oil and natural gas reserves. To illustrate the sensitivity of our proved reserves to fluctuations in commodity prices, we recalculated our proved reserves as of December 31, 2018, using the five-year average forward price as of February 25, 2019 for both WTI oil and NYMEX natural gas. While this 5-year NYMEX forward strip price is not necessarily indicative of our overall outlook on future commodity prices, this commonly used methodology may help provide investors with an understanding of the impact of a volatile commodity price environment. Under such assumptions, we estimate the cumulative projected production from our year-end proved reserves would decrease by approximately 8.0% to 151.7 MMBoe from the reported 164.9 MMBoe, which is calculated as required by the SEC.

We may breach certain financial covenants under Legacy LP's $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto as amended most recently by the Twelfth Amendment thereto (as amended, the “Credit Agreement”) and Legacy LP's second lien term loan credit agreement (as amended, our “Term Loan Credit Agreement”), which would constitute a default under our Credit Agreement or our Term Loan Credit Agreement. Further, while we received a waiver of the covenant under our Term Loan Credit Agreement that requires us to deliver audited financial statements without a “going concern” or like qualification or exception, such waiver expires on May 31, 2019 and such default cannot be remedied. Upon delivery of our financial statements for the quarter ended March 31, 2019, we expect to be in violation of the current ratio covenant under our Credit Agreement, which would constitute a default under the Credit Agreement. Defaults, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our Credit Agreement or our Term Loan Credit Agreement or foreclosure on our oil and natural gas properties. Certain payment defaults or acceleration under our Credit Agreement or our Term Loan Credit Agreement could cause a cross-default or cross-acceleration of all of our indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to date will be viewed positively by our lenders. For further discussion on the consequences of a breach of such covenants, including a potential cross-default of all our existing indebtedness, please read “Risk Factors—Risks Related to Our Business—If we are unable to refinance or repay our indebtedness under our Credit Agreement when it comes due or otherwise fail to comply with certain restrictions and financial covenants in our Credit Agreement and Term Loan Credit Agreement, we could be in default under our Credit Agreement and Term Loan Credit Agreement which may result in acceleration or repayment of all of our outstanding indebtedness,” in Item 1A.

Considering the current environment for the oil and natural gas industry, our goals in 2019 are to:

•	reposition our balance sheet by evaluating and opportunistically pursuing strategic alternatives to materially reduce our outstanding indebtedness and restructure our near term maturity indebtedness.

•	minimize production declines and operating costs through efficient operations; and

•	efficiently develop our horizontal inventory in the Permian Basin to generate strong cash-on-cash investment returns.

In the event that cash flows from operations are greater than we currently anticipate, whether as a result of increased commodity prices, reduced interest expense or otherwise, or additional external financing sources become available to us, we intend to pay down debt, accelerate our development plan, and increase development capital expenditures.
Our future growth will depend on our ability to continue to add reserves in excess of production. We will maintain our focus on adding reserves through organic development projects and acquisitions. Our ability to add reserves through organic development projects and acquisitions is dependent upon many factors including our ability to raise capital, obtain regulatory approvals and contract drilling rigs and completions equipment and personnel.
Our revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. As set forth under “Investing Activities,” we have entered into oil and natural gas derivatives designed to mitigate the effects of price fluctuations covering a portion of our expected production, which allows us to mitigate, but not eliminate, oil and natural gas price risk. By removing a portion of our price volatility on our future oil and natural gas production through 2019, we have mitigated, but not eliminated, the potential effects of changing oil and natural gas prices on our cash flows from operations for those periods. Commodity prices may decrease, which could alter our acquisition and development plans, and adversely affect our growth strategy and ability to access additional capital in the capital markets and through our revolving credit facility. We continuously conduct financial sensitivity analyses to assess the effect of changes in pricing and production. These analyses allow us to determine how changes in oil and natural gas prices will affect our ability to execute our development plans and to meet future financial obligations. Further, the financial analyses allow us to monitor any impact such changes in oil and natural gas prices may have on the value of our proved reserves and their impact on any redetermination to our borrowing base under our revolving credit facility.

Operating Data

The following table sets forth our selected financial and operating data for the periods indicated.

	Year Ended December 31,
	2018	2017(b)	2016
	(In thousands, except per unit data and production)
Revenues
Oil sales	$375,444	$239,448	$152,507
Natural gas liquids sales	27,750	24,796	15,406
Natural gas sales	151,667	172,057	146,444
Total revenues	$554,861	$436,301	$314,357
Expenses:
Oil and natural gas production	$191,345	$173,599	$169,755
Ad valorem taxes	8,940	9,620	9,578
Total	$200,285	$183,219	$179,333
Production and other taxes	$29,532	$19,825	$14,267
General and administrative, excluding transaction costs and LTIP	$39,041	$34,006	$31,196
Transaction costs	5,635	8,769	5,245
LTIP expense	28,362	6,597	7,198
Total general and administrative	$73,038	$49,372	$43,639
Depletion, depreciation, amortization and accretion	$159,998	$126,938	$150,414
Commodity derivative cash settlements:
Oil derivative cash settlements (paid)/received	(16,845)	11,840	37,464
Natural gas derivative cash settlements received	5,130	12,316	27,041
Total commodity derivative cash settlements	(11,715)	24,156	64,505
Production:
Oil (MBbls)	6,629	5,032	4,019
Natural gas liquids (MGal)	41,549	38,159	36,757
Natural gas (MMcf)	58,457	62,833	66,824
Total (MBoe)	17,361	16,413	16,032
Average daily production (Boe/d)	47,564	44,967	43,803
Average sales price per unit (excluding commodity derivative cash settlements):
Oil price (per Bbl)	$56.64	$47.59	$37.95
Natural gas liquids price (per Gal)	$0.67	$0.65	$0.42
Natural gas price (per Mcf)(a)	$2.59	$2.74	$2.19
Combined (per Boe)	$31.96	$26.58	$19.61
Average sales price per unit (including commodity derivative cash settlements):
Oil price (per Bbl)	$54.10	$49.94	$47.27
Natural gas liquids price (per Gal)	$0.67	$0.65	$0.42
Natural gas price (per Mcf)(a)	$2.68	$2.93	$2.60
Combined (per Boe)	$31.29	$28.05	$23.63
Average WTI oil spot price (per Bbl)	$65.23	$50.80	$43.29
Average Henry Hub natural gas spot price (per MMBtu)	$3.15	$2.99	$2.52
Average unit costs per Boe:
Production costs, excluding production and other taxes	$11.02	$10.58	$10.59
Ad valorem taxes	$0.51	$0.59	$0.60
Production and other taxes	$1.70	$1.21	$0.89
General and administrative, excluding transaction costs and LTIP	$2.25	$2.07	$1.95
Total general and administrative	$4.21	$3.01	$2.72
Depletion, depreciation, amortization and accretion	$9.22	$7.73	$9.38
____________________

(a)
We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content contained within those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin and for Legacy as a whole are higher than Henry Hub natural gas index prices due to this NGL content.

(b)
Includes the production and operating results of the properties acquired as a part of our asset acquisition in conjunction with the Acceleration Payment from the closing date on August 1, 2017 through December 31, 2017 and thereafter.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Legacy’s revenues from the sale of oil were $375.4 million and $239.4 million for the years ended December 31, 2018 and 2017, respectively. Legacy’s revenues from the sale of NGLs were $27.8 million and $24.8 million for the years ended December 31, 2018 and 2017, respectively. Legacy’s revenues from the sale of natural gas were $151.7 million and $172.1 million for the years ended December 31, 2018 and 2017, respectively. The $136.0 million increase in oil revenue reflects an increase in oil production of 1,597 MBbls (32%) and an increase in average realized price of $9.05 per Bbl (19%) to $56.64 for the year ended December 31, 2018 from $47.59 for the year ended December 31, 2017. The increase in realized oil price was primarily caused by an increase in the average WTI crude oil price of $14.43 and partially offset by worsening realized regional differentials. The increase in production is due to continued development of our Permian Basin horizontal assets as well as an increase in net well count under our JDA following the Acceleration Payment in 2017. The increase was partially offset by individually immaterial divestitures and natural declines. The $3.0 million increase in NGL revenues reflects an increase in realized NGL price of $0.02 per Gal (3%) to $0.67 per Gal for the year ended December 31, 2018 from $0.65 per Gal for the year ended December 31, 2017 and an increase in NGL production of 3,390 MGals (9%) during 2018. The increase in NGL production is primarily due to increased ethane recoveries from our Piceance natural gas properties. The $20.4 million decrease in natural gas revenues reflects a decrease of our realized natural gas prices as well as a decrease in our natural gas production volumes. Average realized gas prices decreased by $0.15 per Mcf (5%) to $2.59 per Mcf for the year ended December 31, 2018 from $2.74 per Mcf for the year ended December 31, 2017, primarily due to worsening realized regional differentials partially offset by an increase in the average NYMEX Henry Hub natural gas price of $0.16 per Mcf. Our natural gas production decreased by approximately 4,376 MMcf (7%), primarily due to natural production declines in our East Texas and Piceance Basin properties partially offset by increased production from the assets developed by our Permian Basin horizontal development program.

For the year ended December 31, 2018, Legacy recorded $49.2 million of net gains on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivative contracts during the period and are primarily based on oil and natural gas futures prices. The net gain recognized during 2018 was primarily due to the decrease in oil futures prices for periods beyond 2018, which increased the fair value of our derivatives in such periods, partially offset by cash payments on oil derivative contracts during the year. For the year ended December 31, 2017, Legacy recorded $17.8 million of net gains on oil and natural gas derivatives. The net gain recognized during 2017 was primarily due to cash receipts and the decrease in natural gas futures prices for periods beyond 2017, which increased the fair value of our derivatives in such periods. Settlements of such contracts resulted in cash (payments)/receipts of $(11.7) million and $24.2 million during 2018 and 2017, respectively.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $191.3 million ($11.02 per Boe) for the year ended December 31, 2018 from $173.6 million ($10.58 per Boe) for the year ended December 31, 2017. This increase is primarily attributable to increased workover and repair activity across all operating regions as well as general cost increases due to higher commodity prices and field activity. These increases resulted in increased production expenses per Boe during 2018 compared to 2017. Legacy’s ad valorem tax expense decreased period over period primarily due to reductions in ad valorem tax expenses on certain non-operated properties.

Legacy’s production and other taxes were $29.5 million and $19.8 million for the years ended December 31, 2018 and 2017, respectively. Production and other taxes increased due to higher oil revenues in 2018. On a per Boe basis, production and other taxes increased to $1.70 for the year ended December 31, 2018 from $1.21 for the year ended December 31, 2017 due to higher realized oil prices.

Legacy’s general and administrative expenses were $73.0 million and $49.4 million for the years ended December 31, 2018 and 2017, respectively. General and administrative expenses increased approximately $23.7 million between periods primarily due to a $21.8 million increase in long-term incentive compensation expense due to the acceleration of expense in conjunction with the Corporate Reorganization.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $160.0 million and $126.9 million for the years ended December 31, 2018 and 2017, respectively. DD&A increased primarily due to higher depletion rates across our historical properties primarily related to increased production rates combined with decreased reserves. Our depletion rate per Boe for the year ended December 31, 2018 was $9.22 compared to $7.73 for the year ended December 31, 2017. This increase is primarily driven by the increased depletion rates as discussed above.

Impairment expense was $68.0 million and $37.3 million for the years ended December 31, 2018 and 2017, respectively. In 2018, Legacy recognized $58.7 million of impairment expense in 50 separate producing fields, due primarily to the further decline in oil and natural gas futures prices in late 2018 as well as increased expenses and well performance during the year ended December 31, 2018, which decreased the expected future cash flows below the carrying value of the assets. Additionally, we recorded impairment of $9.3 million related to unproved properties acquired since 2010 that, in the current and expected future commodity price environment, are no loger economically viable. In 2017, Legacy recognized impairment expense of $37.3 million in 47 separate producing fields, due primarily to the further decline in oil and natural gas futures prices in early 2017 as well as increased expenses and well performance during the year ended December 31, 2017, which decreased the expected future cash flows below the carrying value of the assets.

Interest expense was $117.0 million and $89.2 million for the years ended December 31, 2018 and 2017, respectively. The increase in interest expense is primarily due to interest expense on our Second Lien Term Loans issued in October 2016 partially offset by a reduction in bond interest expense due to repurchases of our 6.625% senior unsecured notes maturing on December 1, 2020 (the "2021 Senior Notes") completed during 2018. Cash (receipts)/payments on our interest rate swaps were $(1.3) million and $0.8 million in 2018 and 2017, respectively.

During the year ended December 31, 2018, we recorded a gain on extinguishment of debt of $66.1 million due to the repurchase of 2021 Senior Notes and the exchange of Senior Notes for Convertible Senior Notes.

Income tax expense was $3.0 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively. Income tax expense for both periods is primarily related to certain subsidiaries which were subject to corporate income tax prior to the Corporate Reorganization. The change in our income tax provision in 2018 was due to the Corporate Reorganization along with Legacy’s position to record a full valuation allowance. The effective income tax rates for the years ended December 31, 2018, and 2017 were 6.3% and (2.7)%, respectively. Our effective tax rate differed from the statutory rate primarily due to Legacy LP’s income not being subject to U.S. federal income tax, 2023 Convertible Notes issuance, Texas margins tax, and the valuation allowance. For the year ended December 31, 2017, our effective tax rate differed from the statutory rate primarily due to Legacy LP’s loss not being subject to U.S. federal income tax and Texas margins tax.

As a result of the items described above, Legacy recorded net income/(losses) of $43.8 million and $(53.9) million for the years ended December 31, 2018 and 2017, respectively.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Legacy’s revenues from the sale of oil were $239.4 million and $152.5 million for the years ended December 31, 2017 and 2016, respectively. Legacy’s revenues from the sale of NGLs were $24.8 million and $15.4 million for the years ended December 31, 2017 and 2016, respectively. Legacy’s revenues from the sale of natural gas were $172.1 million and $146.4 million for the years ended December 31, 2017 and 2016, respectively. The $86.9 million increase in oil revenue reflects an increase in oil production of 1,013 MBbls (25%) and an increase in average realized price of $9.64 per Bbl (25%) to $47.59 for the year ended December 31, 2017 from $37.95 for the year ended December 31, 2016. The increase in realized oil price was primarily caused by an increase in the average WTI crude oil price of $7.51 and improved realized regional differentials. The increase in production is due to an increase in net well count under our JDA following the Acceleration Payment and continued development of our Permian Basin horizontal assets. The increase was partially offset by individually immaterial divestitures and natural declines. The $9.4 million increase in NGL revenues reflects an increase in realized NGL price of $0.23 per Gal (55%) to $0.65 per Gal for the year ended December 31, 2017 from $0.42 per Gal for the year ended December 31, 2016 and an increase in NGL production of 1,402 MGals (4%) during 2017. The $25.6 million increase in natural gas revenues reflects an increase our realized natural gas prices partially offset by a decrease in our natural gas production volumes. Average realized gas prices increased by $0.55 per Mcf (25%) to $2.74 per Mcf for the year ended December 31, 2017 from $2.19 per Mcf for the year ended December 31, 2016, primarily due to an increase in the average NYMEX Henry Hub natural gas price of $0.47 per Mcf over the same time period and increased natural gas volumes produced from assets in the Permian Basin which are accounted for inclusive of the NGL content contained within the natural gas volumes, resulting in a realized gas price for those assets that is higher than the NYMEX Henry Hub index price. Our natural gas production decreased by approximately 3,991 MMcf (6%), primarily due to natural production declines in our East Texas and Piceance Basin properties partially offset by increased production from the assets developed by our Permian Basin horizontal development program.

For the year ended December 31, 2017, Legacy recorded $17.8 million of net gains on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivative contracts during the period and are primarily based on oil and natural gas futures prices. The net gain recognized during 2017was primarily due to cash receipts and the decrease in natural gas futures prices for periods beyond 2017, which increased the fair value of our derivatives in such periods. For the year ended December 31, 2016, Legacy recorded $41.2 million of net losses on oil and natural gas derivatives. The net loss recognized during 2016 was primarily due to the increase in futures prices for periods beyond 2016, which reduced the fair value of our derivatives in such periods. Settlements of such contracts resulted in cash receipts of $24.2 million and $64.5 million during 2017 and 2016, respectively.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, increased to $173.6 million ($10.58 per Boe) for the year ended December 31, 2017 from $169.8 million ($10.59 per Boe) for the year ended December 31, 2016. This increase is primarily attributable to increased workover and repair activity across all operating regions, increased well count due to our Permian horizontal drilling program and increased working interests under our JDA following the Acceleration Payment partially offset by general cost reduction efforts. These reduction efforts, as well as the increase in oil and NGL production, resulted in decreased production expenses per Boe during 2017compared to 2016. Legacy’s ad valorem tax expense remained consistent period over period due to increased oil and natural gas property valuations offset by immaterial divestitures.

Legacy’s production and other taxes were $19.8 million and $14.3 million for the years ended December 31, 2017 and 2016, respectively. Production and other taxes increased due to higher total revenues in 2017. On a per Boe basis, production and other taxes increased to $1.21 for the year ended December 31, 2017 from $0.89 for the year ended December 31, 2016 due to higher realized prices.

Legacy’s general and administrative expenses were $49.4 million and $43.6 million for the years ended December 31, 2017 and 2016, respectively. General and administrative expenses increased approximately $5.7 million between periods primarily due to a $3.5 million increase in transaction-related expenses and other general cost increases.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A, was $126.9 million and $150.4 million for the years ended December 31, 2017 and 2016, respectively. DD&A decreased primarily due to lower depletion rates across our historical properties primarily related to impairment charges incurred in 2016 and 2017, which reduced our depletable cost basis. This decrease was partially offset by additional well count from our Permian Basin horizontal development program. Our depletion rate per Boe for the year ended December 31, 2017 was $7.73 compared to $9.38 for the year ended December 31, 2016. This decrease is primarily driven by a lower net cost basis on our historical assets due to previously recognized depletion and impairment.

Impairment expense was $37.3 million and $61.8 million for the years ended December 31, 2017 and 2016, respectively. In 2017, Legacy recognized $37.3 million of impairment expense in 47 separate producing fields, due primarily to the further decline in oil and natural gas futures prices in early 2017 as well as increased expenses and well performance during the year ended December 31, 2017, which decreased the expected future cash flows below the carrying value of the assets. In 2016, Legacy recognized impairment expense of $61.8 million in 43 separate producing fields, due primarily to well performance and the further decline in commodity prices during the year ended December 31, 2016, which decreased the expected future cash flows below the carrying value of the assets.

Interest expense was $89.2 million and $79.1 million for the years ended December 31, 2017 and 2016, respectively. The increase in interest expense is primarily due to interest expense on our Second Lien Term Loans issued in October 2016 partially offset by a reduction in bond interest expense due to repurchases and exchanges of our 8% senior unsecured notes maturing on December 1, 2020 (the "2020 Senior Notes") and our 6.625% senior unsecured notes maturing on December 1, 2021 (the "2021 Senior Notes", together with the 2020 Senior Notes, the "Senior Notes") completed during 2016. Additionally, interest expenses related to the gains (losses) on our interest rate swaps decreased by $3.3 million to $1.2 million in 2017 from $(2.1) million in 2016. Cash payments on our interest rate swaps were $0.8 million and $2.7 million in 2017 and 2016, respectively.

As a result of the items described above, Legacy recorded net losses of $53.9 million and $55.8 million for the years ended December 31, 2017 and 2016, respectively. The decrease in net loss was primarily due to a decrease in impairment expense to $37.3 million during the year ended December 31, 2017 from $61.8 million for the year ended December 31, 2016 as well as increased revenue from our oil, natural gas and NGL production. These factors were partially offset by a decrease in the gain on extinguishment of debt in 2017 as compared to 2016.

Non-GAAP Financial Measure

Legacy’s management uses Adjusted EBITDA as a tool to provide additional information and a metric relative to the performance of Legacy’s business. Legacy’s management believes that Adjusted EBITDA is useful to investors because this measure is used by many companies in the industry as a measure of operating and financial performance and is commonly employed by financial analysts and others to evaluate the operating and financial performance of Legacy from period to period and to compare it with the performance of our peers. Adjusted EBITDA may not be comparable to a similarly titled measure of such peers because all entities may not calculate Adjusted EBITDA in the same manner.

The following presents a reconciliation of “Adjusted EBITDA,” which is a non-GAAP measure, to its nearest comparable GAAP measure. Adjusted EBITDA should not be considered as an alternative to GAAP measures, such as net income, operating income, cash flow from operating activities, or any other GAAP measure of financial performance.

Adjusted EBITDA is defined as net income (loss) plus:

•	Interest expense;

•	(Gain) loss on extinguishment of debt;

•	Income tax expense (benefit);

•	Depletion, depreciation, amortization and accretion;

•	Impairment of long-lived assets;

•	Loss (gain) on disposal of assets;

•	Equity in (income) loss of equity method investees;

•	Share-based compensation expense (benefit) related to LTIP unit awards accounted for under the equity or liability methods;

•	Minimum payments received in excess of overriding royalty interest earned;

•	Net (gains) losses on commodity derivatives;

•	Net cash settlements received (paid) on commodity derivatives; and

•	Transaction costs.

The following table presents a reconciliation of Legacy’s consolidated net income (loss) to Adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016, respectively.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income (loss)	$43,833	$(53,897)	$(55,820)
Plus:
Interest expense	117,008	89,206	79,060
Gain on extinguishment of debt	(66,066)	—	(150,802)
Income tax expense (benefit)	2,968	1,398	1,229
Depletion, depreciation, amortization and accretion	159,998	126,938	150,414
Impairment of long-lived assets	67,978	37,283	61,796
Loss (gain) on disposal of assets	(23,803)	1,606	(50,095)
Equity income (loss) of equity method investees	19	(17)	—
Unit-based compensation expense	28,362	6,597	7,198
Minimum payments received in excess of overriding royalty interest earned(a)	1,902	1,936	1,659
Net (gains) losses on commodity derivatives	(49,172)	(17,776)	41,224
Net cash settlements received on commodity derivatives	(11,715)	24,156	64,505
Transaction costs	5,636	8,769	5,245
Adjusted EBITDA	$276,948	$226,199	$155,613
____________________

(a)
A portion of minimum payments received in excess of overriding royalties earned under a contractual agreement expiring December 31, 2019. The remaining amount of the minimum payments are recognized in net income.

For the year ended December 31, 2018, Adjusted EBITDA increased 22% to $276.9 million from $226.2 million for the year ended December 31, 2017. This increase is due primarily to increased oil and natural gas production as well as increased realized commodity prices partially offset by lower commodity derivative realizations and increased production costs. For the year ended December 31, 2017, Adjusted EBITDA increased 45% to $226.2 million from $155.6 million for the year ended December 31, 2016. This increase is due primarily to increased oil and natural gas production as well as increased realized commodity prices partially offset by lower commodity derivative realizations and increased production costs.

Capital Resources and Liquidity

Legacy’s primary sources of capital and liquidity have been cash flow from operations, the issuance of the Senior Notes, the issuance of additional equity securities, our second lien term loans and bank borrowings, or a combination thereof. To date, Legacy’s primary use of capital has been for the acquisition and development of oil and natural gas properties, the repayment of bank borrowings and repurchases of Senior Notes.

Based upon current oil and natural gas price expectations and our commodity derivatives positions, we anticipate that our cash on hand and cash flow from operations will provide us sufficient liquidity to fund our operations in 2019 including our planned capital expenditures of approximately $135 million, subject to any limitations contained in the agreements governing our indebtedness. However, we could breach certain covenants under our Credit Agreement or our Term Loan Credit Agreement, which would constitute a default under our Credit Agreement or our Term Loan Credit Agreement. While we have received a waiver under our Term Loan Credit Agreement that requires us to deliver audited financial statements without a “going concern” or like qualification or exception, such waiver expires on May 31, 2019 and such default cannot be remedied.  Further, upon delivery of our financial statements for the quarter ended March 31, 2019, we expect to be in violation of the current ratio covenant under our Credit Agreement, which would constitute a default under the Credit Agreement. Defaults, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and potential subsequent acceleration of all amounts outstanding under our Credit Agreement or our Term Loan Credit Agreement or foreclosure on our oil and natural gas properties. Certain payment defaults or acceleration under our Credit Agreement or Term Loan Credit Agreement could cause a cross-default or cross-acceleration of all of our other indebtedness. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness. Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to operate or to maintain planned levels of capital expenditures. Please see “—Cash Flow from Financing Activities—Credit Facility.”

Our Credit Agreement initially became a current liability as of April 1, 2018 as the Credit Agreement was set to mature on April 1, 2019. On March 21, 2019, we entered into the Twelfth Amendment (the “Twelfth Amendment”) to our Credit Agreement, providing for, among other things, (i) an extension of the maturity of the Credit Agreement to May 31, 2019, (ii) an increase in the applicable interest rate by 2.25%, (iii) the payment of a fee equal to 0.35% of the amount of the current borrowing base under the Credit Agreement, payable on the effective date of the Twelfth Amendment, (iv) the mandatory termination of our derivative contracts three days prior to the maturity of the Credit Agreement, (vi) the reduction in the borrowing base from $575 million to $570 million, effective May 22, 2019, (vii) the reduction in the maximum consolidated cash balance we can maintain without prepaying the loans to $15 million, effective April 1, 2019 and (viii) the payment of a fee equal to 0.15% of the amount of the current borrowing base under the Credit Agreement, payable on the earliest to occur of (x) May 31, 2019 or (y) an acceleration of the outstanding indebtedness under the Credit Agreement.  Additionally, the Amendment waives certain deviations from the requirements of the Credit Agreement, including the delivery of fiscal year 2018 audited financial statements with a “going concern” or like qualification or exception and non-compliance with the current ratio covenant for the fourth quarter of 2018.

Our commodity derivatives position, which we use to mitigate commodity price volatility and (if positive) support our borrowing capacity, resulted in $11.7 million of cash payments in the year ended December 31, 2018.

As market conditions warrant, we may, subject to certain restrictions, repurchase, exchange or otherwise pay down our outstanding debt, including our Senior Notes, in open market transactions, privately negotiated transactions, by tender offer or otherwise which may impact the trading liquidity of such securities. The amounts involved in any such transactions, individually or in the aggregate, may be material. In January 2018, we repurchased approximately $187.1 million of original principal amount of our 2021 Senior Notes from certain holders in a single transaction. During the fourth quarter 2018, we exchanged $3.1 million and $5.3 million of 2020 Senior Notes and 2021 Senior Notes, respectively, for 1 million shares of common stock and 2 million shares of our common stock, respectively. During 2016, Legacy LP repurchased approximately $52.0 million of original principal amount of 2020 Senior Notes and $117.3 million of original principal amount of 2021 Senior Notes on the open market, and exchanged 2,719,124 units for $15.0 million of face amount of our 2020 Senior Notes.

Future Liquidity Considerations

Our Term Loan Credit Agreement contains a number of restrictive covenants and limitations that impose significant operating and financial restrictions on us. Under the Term Loan Credit Agreement, if as of the last day of any fiscal quarter, our “First Lien Debt to EBITDA” ratio is less than (i) 1.50:1.00 between March 31, 2018 and June 30, 2019 and (ii) 1.25:1.00 between September 30, 2019 and December 31, 2019, then we are restricted from spending more than $60 million on capital expenditures, acquisitions or investments for the subsequent four quarters. As of December 31, 2018, our First Lien Debt to EBITDA ratio was 1.95.

Interest payments on our Senior Notes are payable on June 1, 2019 and December 1, 2019 through the respective maturities.

In order to improve our liquidity position, we are currently evaluating financial, transactional and other strategic alternatives which include, among others, a sale or other business combination transaction, sales of assets, financing transactions, or some combination of these. There can be no assurance that sufficient liquidity can be raised from any one or more of these transactions or that these transactions can be consummated within the period needed to meet our obligations. The significant risks and uncertainties described under “Risk Factors-Risks Related to the Business” raise substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements in this annual report on Form 10-K contains an explanatory paragraph regarding the substantial doubt about Legacy’s ability to continue as a going concern.

Cash Flow from Operations

Our net cash provided by operating activities was $175.9 million and $99.8 million for the years ended December 31, 2018 and 2017, respectively, with the 2018 period being favorably impacted by higher realized commodity prices, partially offset by higher production expenses.

Our net cash provided by (used in) operating activities was $100.2 million and $(0.3) million for the years ended December 31, 2017 and 2016, respectively, with the 2017 period being favorably impacted by higher realized commodity prices, partially offset by higher production expenses.

 Our cash flow from operations is subject to many variables, the most significant of which is the volatility of oil, NGL and natural gas prices. Oil, NGL and natural gas prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control. Our future cash flow from operations will depend on our ability to maintain and increase production through acquisitions and development projects, as well as the prices of oil, NGLs and natural gas.

Investing Activities

Our cash capital expenditures were $227.9 million for the year ended December 31, 2018. The total includes $13.2 million related to individually immaterial acquisitions and $221.5 million of development projects.

Our cash capital expenditures were $313.9 million for the year ended December 31, 2017. The total includes $163.4 million related to the Acceleration Payment and 6 individually immaterial acquisitions and $150.6 million of development projects.

We currently anticipate that our development capital budget, which predominantly consists of drilling, recompletion and well stimulation projects related to our horizontal Permian Basin inventory will be approximately $135 million, subject to any limitations contained in the agreements governing our indebtedness, for the year ending December 31, 2019. Our available borrowing capacity under our Revolving Credit Agreement is $2.9 million as of March 13, 2019. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, non-operated capital requirements and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner as well as other regulatory matters.

We enter into oil and natural gas derivatives to reduce the impact of oil and natural gas price volatility on our operations. At March 13, 2019, we had in place oil, natural gas and price differential derivatives covering portions of our estimated 2019 oil and natural gas production. However, our Credit Agreement provides for the mandatory termination of our derivative contracts three days prior to the maturity date of our Credit Agreement.

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

 The following tables summarize, for the periods indicated, our oil and natural gas derivatives in place as of March 13, 2019 covering the period from January 1, 2019 through December 31, 2019. We use derivatives, including swaps, enhanced swaps and three-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are mostly settled based upon the monthly average closing price of front-month NYMEX WTI oil and the price on the last trading day of front-month NYMEX Henry Hub natural gas.

Oil Swaps:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2019	3,285,000	$61.33	$57.15	-	$67.65

We have entered into regional crude oil differential swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) less a fixed-price differential. As noted above, we receive a discount to the NYMEX WTI crude oil price at the point of sale. Due to refinery downtimes and limited takeaway capacity that has impacted the Permian Basin, the difference between the WTI-ARGUS (Midland) price, which is the price we receive on almost all of our Permian crude oil production, and the WTI-ARGUS (Cushing) price reached historic highs in late 2012 and early 2013 and again in late 2014. We entered into these differential swaps to negate a portion of this volatility. The following table summarizes the oil differential swap contracts currently in place as of March 13, 2019, covering the period from January 1, 2018 through December 31, 2019:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2019	2,193,000	$(3.62)	$(5.60)	-	$(1.15)

We have entered into regional crude oil differential enhanced swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) crude oil price less a fixed-price differential combined with a short call option to enhance the price of the differential swap. The following table summarizes the oil differential contracts currently in place as of March 13, 2019, covering the period from January 1, 2019 through December 31, 2019:

		Average Long	Average Short
Calendar Year	Volumes (Bbls)	Put Price per Bbl	Call Price per Bbl
2019	1,460,000	$70.00	(2.91)

Natural Gas Swaps:

		Average	Price Range per
Calendar Year	Volumes (MMBtu)	Price per MMBtu	MMBtu
2019	37,175,000	$3.36	$3.05	-	$4.40

We have also entered into regional natural gas differential swap contracts in which we have swapped the floating CIG natural gas price for a floating NYMEX Henry Hub price less a fixed differential. The following table summarizes these type of enhanced swap contracts currently in place as of March 13, 2019, covering the period from January 1, 2019 through December 31, 2019:

		Average	Price Range per
Calendar Year	Volumes (MMBtu)	Price per MMBtu	MMBtu
2019	3,600,000	$(0.47)	$(0.46)	-	$(0.49)

Financing Activities

Our net cash provided by financing activities was $12.1 million for the year ended December 31, 2018 and $177.7 million for the year ended December 31, 2017. During the year ended December 31, 2018, total net borrowings under our Credit Agreement were $42.0 million. We raised $131.0 million in proceeds, net of original issue discount, but excluding other offering expenses paid by us, from a draw under our Term Loan Credit Agreement and used the proceeds to repurchase $187.1 million of Senior Notes for $132.1 million, inclusive of accrued but unpaid interest. Legacy’s net cash provided by financing activities was $177.7 million for the year ended December 31, 2017, compared to $119.1 million used in financing activities for the year ended December 31, 2016. During the year ended December 31, 2017, total net borrowings under our Credit Agreement were $36.0 million. We raised $142.1 million in proceeds, net of original issue discount, but excluding other offering expenses paid by us, from a draw under our Term Loan Credit Agreement. Our net cash used in financing activities was $119.1 million for the year ended December 31, 2016. During the year ended December 31, 2016, total net repayments under our Revolving Credit Agreement were $145.0 million. We raised $58.8 million in proceeds, net of original issue discount, but excluding other offering expenses paid by us, from a draw under our Term Loan Credit Agreement.

Our Revolving Credit Facility

On April 1, 2014, Legacy LP entered into a five-year $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, Compass Bank, as syndication agent, UBS Securities LLC and U.S. Bank National Association, as co-documentation agents and the lenders party thereto (as amended, the “Credit Agreement”). On March 21, 2019, the maturity of the Credit Agreement was extended from April 1, 2019 to May 31, 2019. Our obligations under the Credit Agreement are secured by mortgages on over 95% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in our operating subsidiaries and Legacy's ownership interests in the General Partner. Concurrently with the Corporate Reorganization, the General Partner and Legacy Inc. provided guarantees of Legacy LP's obligations under the Credit Agreement. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit. The borrowing base is currently set at $575 million, and as of March 13, 2019, we have approximately $571 million drawn under the Credit Agreement leaving approximately $2.9 million of current availability. Under the terms of the Credit Agreement, our borrowing base reduces to $570 million on May 22, 2019. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. Legacy also has the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base then in effect. Any increase in the borrowing base requires the consent of all the lenders, and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Credit Agreement. If the requisite lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Credit Agreement so long as it does not increase the borrowing base then in effect.

As of December 31, 2018, our ratio of consolidated current assets to consolidated current liabilities was less than 1.0 to 1.0, in violation of a covenant contained in our Credit Agreement. On March 21, 2019, we received waivers with respect to compliance with such covenant for the fiscal quarter ended December 31, 2018 and the requirement of delivery of fiscal year 2018 audited financials without a "going concern" qualification or exception. Except with respect to compliance with the financial covenant that has been waived, as of December 31, 2018, we were in compliance with all covenants of the Credit Agreement. Depending on future oil and natural gas prices, we could breach certain financial covenants under our Credit Agreement, which would constitute a default under our Credit Agreement. Such default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our Credit Agreement and potential foreclosure on our oil and natural gas properties. As previously noted, if the lenders under our Credit Agreement were to accelerate, subject to certain limitations, the indebtedness under our Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness, and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, we believe the long-term global outlook for commodity prices and our efforts to date, which include asset sales completed and anticipated as of the date of this filing, will be viewed positively by our lenders. If an event of default would occur and were continuing, we would be unable to make borrowings under the Credit Agreement, may be unable to make distributions to our shareholders and our financial condition and liquidity would be adversely affected. For further information related to our Credit Agreement, please refer to "—Footnote 3—Debt" in the Notes to Condensed Consolidated Financial Statements.

The Credit Agreement permits us to issue additional senior notes in order to refinance our currently outstanding Senior Notes as well as to issue an additional $300 million in aggregate principal amount of new senior notes, in each case, subject to specified conditions in the Credit Agreement (including pro forma compliance with the first lien debt to EBITDA ratio and interest coverage ratio described below), which include that the borrowing base shall be reduced by an amount equal to (i) (A) in the case of new senior notes, 25% of the stated principal amount of such senior notes and (B) in the case of refinancing our currently outstanding Senior Notes, 100% of the portion of the new debt that exceeds the original principal amount of the senior notes being refinanced or (ii) in the sole discretion of the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Credit Agreement prior to the issuance of the senior notes or new debt, an amount less than the amount specified in clause (A). In addition, we must prepay any amount outstanding under the Credit Agreement in excess of the redetermined borrowing base upon such a reduction.

Prior to the Twelfth Amendment, Legacy could elect that borrowings be comprised entirely of alternate base rate ("ABR") loans or Eurodollar loans. Interest on the loans is determined as follows:

•
with respect to ABR loans, the alternate base rate equals the highest of the prime rate, the Federal funds effective rate plus 0.50%, or the one-month London Interbank Offered Rate (“LIBOR”) plus 1.00%, plus an applicable margin ranging from and including 1.00% to 2.00% per annum, determined by the percentage of the borrowing base then in effect that is utilized, provided, that if the ratio of our first lien debt as of the last day of any fiscal quarter to our EBITDA (as defined in the Credit Agreement) for the four fiscal quarters ending on such day is greater than 3.00 to 1.00, then the applicable margin shall be increased by 0.50% during the next succeeding fiscal quarter, or

•
with respect to any Eurodollar loans, one-, two-, three- or six-month LIBOR plus an applicable margin ranging from and including 2.00% to 3.00% per annum, determined by the percentage of the borrowing base then in effect that is utilized.

Effective March 21, 2019, the Twelfth Amendment provides an increase of 2.25% to the interest rate paid on all ABR and Eurodollar loans.

We pay a commitment fee ranging from and including 0.375% to 0.50% per annum on the average daily amount of the unused amount of the commitments under the Credit Agreement, determined by the percentage of the borrowing base then in effect that is utilized, payable quarterly.

Interest is generally payable quarterly for ABR loans and on the last day of the applicable interest period for any Eurodollar loans.

Our Credit Agreement also contains various covenants that limit our ability to:

•	incur indebtedness;

•	enter into certain leases;

•	grant certain liens;

•	enter into certain derivatives;

•	make certain loans, acquisitions, capital expenditures and investments;

•	make distributions other than from available cash;

•	merge, consolidate or allow certain material changes in the character of our business;

•	repurchase Senior Notes or repay second lien term loans;

•	engage in certain asset dispositions, including a sale of all or substantially all of our assets; or

•	maintain a consolidated cash balance in excess of $20 million, or, effective April 1, 2019, $15 million, without prepaying the loans in an amount equal to such excess.

Our Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
as of any day, first lien debt to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available to not be greater than: 2.50 to 1.00;

•
as of the last day of any fiscal quarter, secured debt to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination to not be greater than 4.50 to 1.00 beginning with the fiscal quarter ending December 31, 2018;

•	as of the last day of any fiscal quarter, total EBITDA over the last four quarters to total interest expense over the last four quarters to be greater than 2.00 to 1.00;

•
consolidated current assets, as of the last day of the most recent quarter and including the unused amount of the total commitments, to consolidated current liabilities as of the last day of the most recent quarter of not less than 1.00 to 1.00, excluding current maturities under the Credit Agreement and non-cash assets and liabilities under ASC 815, which includes the current portion of oil, natural gas and interest rate derivatives;

•
as of the last day of any fiscal quarter, the ratio of (a) the sum of (i) the net present value using NYMEX forward pricing, discounted at 10 percent per annum, of our proved developed producing oil and gas properties (“PDP PV-10”), as reflected in the most recent reserve report delivered either July 1 or December 31 of each year, as the case may be, beginning with the reserve report to be delivered on July 1, 2017 (giving pro forma effect to material acquisitions or dispositions since the date of such reports), (ii) the net mark to market value of our swap agreements and (iii) our cash and cash equivalents to (b) Secured Debt to not be equal to or less than 1.00 to 1.00 .

If an event of default exists under our Credit Agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies. Each of the following would be an event of default:

•	failure to pay any principal when due or any reimbursement amount, interest, fees or other amount within certain grace periods;

•	a representation or warranty is proven to be incorrect when made;

•	failure to perform or otherwise comply with the covenants or conditions contained in the Credit Agreement or other loan documents, subject, in certain instances, to certain grace periods;

•	default by us on the payment of any other indebtedness in excess of $15.0 million, or any event occurs that permits or causes the acceleration of the indebtedness;

•	bankruptcy or insolvency events involving us or any of our subsidiaries;

•	the loan documents cease to be in full force and effect;

•	our failing to create a valid lien, except in limited circumstances;

•
a change in control, which will occur upon (a) Legacy Inc. ceasing to (i) be the beneficial owner of 100% of the equity interests of the General Partner, (ii) control the General Partner or (iii) be the beneficial owner of 100% of the limited partner equity interests in Legacy LP; (b) the General Partner ceases to be the sole general partner of Legacy LP; (c) the direct or indirect sale, lease, transfer, conveyance or other disposition (other than by way of merger or consolidation), in one or a series of related transactions, of all or greater than 50% of the properties or assets of Legacy LP and its subsidiaries taken as a whole; (d) the adoption of a plan relating to the liquidation or dissolution of Legacy Inc. or Legacy LP; (e) the consummation of any transaction that results in any person becoming the beneficial owner of more than 50% of the aggregate voting power of Legacy Inc.; or (f) the first day on which a majority of the members of the Board are not continuing directors;

•
the entry of, and failure to pay, one or more adverse judgments in excess of $15.0 million or one or more non-monetary judgments that could reasonably be expected to have a material adverse effect and for which enforcement proceedings are brought or that are not stayed pending appeal;

•	specified ERISA events relating to our employee benefit plans that could reasonably be expected to result in liabilities in excess of $2.0 million in any year;

•	the Intercreditor Agreement (as defined below) ceases to be in effect, except to the extent permitted by the terms thereof; and

•	if an “Event of Default” occurs under the Term Loan Credit Agreement (as defined below).

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

On March 21, 2019, we entered into the Twelfth Amendment, providing for, among other things, (i) an extension of the maturity of the Credit Agreement to May 31, 2019, (ii) an increase in the applicable interest rate by 2.25%, (iii) the payment of a fee equal to 0.35% of the amount of the current borrowing base under the Credit Agreement, payable on the effective date of the Twelfth Amendment, (iv) the mandatory termination of our derivative contracts three days prior to the maturity of the Credit Agreement, (vi) the reduction in the borrowing base from $575 million to $570 million, effective May 22, 2019, (vii) the reduction in the maximum consolidated cash balance we can maintain without prepaying the loans to $15 million, effective April 1, 2019 and (viii) the payment of a fee equal to 0.15% of the amount of the current borrowing base under the Credit Agreement, payable on the earliest to occur of (x) May 31, 2019 or (y) an acceleration of the outstanding indebtedness under the Credit Agreement.  Additionally, the Amendment waives certain deviations from the requirements of the Credit Agreement, including the delivery of fiscal year 2018 audited financial statements with a “going concern” or like qualification or exception and non-compliance with the current ratio covenant for the fourth quarter of 2018.

As of December 31, 2018, we were in compliance with all financial and other covenants of the Credit Agreement other than the ratio of consolidated current assets to consolidated current liabilities. On March 21, 2019, we received a waiver of the covenant that required us to deliver audited financial statements without a "going concern" or like qualification or exception. We could breach certain financial covenants under our Credit Agreement, which would constitute a default under our Credit Agreement. Such default, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our Credit Agreement or foreclosure on our oil and natural gas properties. As previously noted, if the lenders under our Credit Agreement were to accelerate the indebtedness under our Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness, including our second lien term loans and Senior Notes, and permit the holders of such indebtedness to accelerate the maturities of such indebtedness.

Our Second Lien Term Loans

On October 25, 2016, Legacy entered into a Second Lien Term Loan Credit Agreement (as amended, the "Term Loan Credit Agreement") among Legacy, as borrower, Cortland Capital Market Services LLC ("Cortland"), as administrative agent and second lien collateral agent, and the lenders party thereto, providing for term loans up to an aggregate principal amount of $300.0 million (the Second Lien Term Loans"). The Term loans under the Term Loan Credit Agreement are issued with an upfront fee of 2% and bear interest at a rate of 12.00% per annum payable quarterly in cash or, prior to the 18 month anniversary of the Term Loan Credit Agreement, Legacy may elect to pay in kind up to 50% of the interest payable. Effective March 21, 2019, the Seventh Amendment (as defined below) to the Term Loan Credit Agreement provides an increase of 2.25% to the interest rate paid on all term loans. GSO Capital Partners L.P. (“GSO”) and certain funds and accounts managed, advised or sub-advised, by GSO are the initial lenders thereunder. The Term Loan Credit Agreement matures on August 31, 2021; provided that, if on July 1, 2020, Legacy has greater than or equal to a face amount of $15.0 million of Senior Notes that were outstanding on the date the Term Loan Credit Agreement was entered into or any other senior notes with a maturity date that is earlier than August 31, 2021, the Term Loan Credit Agreement will mature on August 1, 2020. The Second Lien Term Loans are secured on a second lien priority basis by the same collateral that secures the Legacy's Credit Agreement and are unconditionally guaranteed on a joint and several basis by the same wholly owned subsidiaries of Legacy that are guarantors under the Credit Agreement. In addition, upon consummation of the Corporate Reorganization, the General Partner and Legacy Inc. became guarantors. As of December 31, 2018, Legacy had approximately $338.6 million drawn under the Term Loan Credit Agreement. On December 31, 2017, Legacy entered into the Third Amendment to the Term Loan Credit Agreement (the "Third Amendment") among Legacy, as borrower, Cortland, as administrative agent and second lien collateral agent, and the lenders party thereto, including GSO and certain funds and accounts managed, advised or sub-advised by GSO, which, among other things, increased the maximum amount available for borrowing under the Second Lien Term Loans to $400.0 million, extended the availability of undrawn principal ($61.4 million of availability as of December 31, 2018) to October 25, 2019 and relaxed the asset coverage ratio to 0.85 to 1.00 until the fiscal quarter ended December 31, 2018. Borrowings of additional amounts under the Term Loan Credit Agreement are subject to the consent of the lenders thereunder. The Third Amendment became effective on January 5, 2018.

We used the initial $60.0 million of gross loan proceeds from our Term Loan Credit Agreement to repay outstanding indebtedness and pay associated transaction expenses. We used subsequent draws to fund the acceleration payment under our JDA and repurchase a portion of our 2021 Senior Notes. The Second Lien Term Loans under the Term Loan Credit Agreement will be issued with an upfront fee of 2% and bear interest at a rate of 12.00% per annum payable quarterly in cash. The Second Lien Term Loans may be used for general corporate purposes and for the repayment of outstanding indebtedness, in each case as may be approved by us and GSO. The Term Loan Credit Agreement contains customary prepayment provisions and make-whole premiums.

The Term Loan Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
not permit, as of the last day of the fiscal quarter, the ratio of the sum of (i) PDP PV-10, (ii) the net mark to market value of our swap agreements and (iii) our cash and cash equivalents to Secured Debt to be less than (i) 0.85 to 1.00 through and including the fiscal quarter ended December 31, 2018 and (ii) 1.00 to 1.00 thereafter;

•
not permit, as of the last day of any fiscal quarter beginning with the fiscal quarter ending December 31, 2018, our ratio of Secured Debt as of such day to EBITDA for the four fiscal quarters then ending to be greater than 4.50 to 1.00;

•
We are required to mortgage 95% of the total value of all of its Oil and Gas Properties set forth in the most recently evaluated Reserve Report and grant a mortgage on certain identified undeveloped acreage in the Permian Basin; and

•	require us to grant a perfected security interest in its cash and securities accounts, subject to certain customary exceptions.

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

On March 21, 2019, we entered into the Seventh Amendment (the “Seventh Amendment”) to our Term Loan Credit Agreement.  The Seventh Amendment waives, through May 31, 2019, the requirement of the Term Loan Credit Agreement that the delivery of fiscal year 2018 audited financial statements not include a “going concern” or like qualification or exception.  The Seventh Amendment also provides for, among other things, (i) an increase in the applicable interest rate by 2.25%, (ii) a fee equal to 0.35% of the aggregate amount of term loans currently outstanding under the Term Loan Credit Agreement, to be paid in kind by increasing the aggregate amount of term loans outstanding as of the effective date of the Seventh Amendment and (iii) a fee equal to 0.15% of the aggregate amount of term loans currently outstanding under the Term Loan Credit Agreement, to be paid in kind by increasing the aggregate amount of term loans outstanding on the earliest to occur of (x) May 31, 2019 or (y) an acceleration of the outstanding indebtedness under the Term Loan Credit Agreement.

All capitalized terms used but not defined in the foregoing description have the meaning assigned to them in the Term Loan Credit Agreement.

As of December 31, 2018, we were in compliance with all financial and other covenants of the Term Loan Credit Agreement. On March 21, 2019, we received a waiver of the covenant that required us to deliver audited financial statements without a "going concern" or like qualification or exception.

A customary intercreditor agreement was entered into by Wells Fargo Bank, National Association, as priority lien agent, and Cortland Capital Markets Services LLC, as junior lien agent and acknowledged and accepted by Legacy and the subsidiary guarantors (the "Intercreditor Agreement"). If an event of default exists under the Term Loan Credit Agreement, subject to the terms of the Intercreditor Agreement, the lenders will be able to accelerate the maturity of the Term Loan Credit Agreement and exercise other rights and remedies.

8% Senior Notes Due 2020

On December 4, 2012, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation (together, the "Issuers") completed a private placement offering to eligible purchasers of an aggregate principal amount of $300.0 million of its 2020 Senior Notes, which were subsequently registered through a public exchange offer that closed on January 8, 2014. The 2020 Senior Notes were issued at 97.848% of par. We received net proceeds of approximately $286.7 million, after deducting the discount to initial purchasers and offering expense paid by us.

Legacy has the option to redeem the 2020 Senior Notes, in whole or in part, at any time at par with any accrued and unpaid interest, if any, to the date of redemption.

Legacy may be required to offer to repurchase the 2020 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture as supplemented. The Issuer's obligations under the 2020 Senior Notes are guaranteed by Legacy Inc., The General Partner, and Legacy LP's 100% owned subsidiaries Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP, Legacy Reserves Services LLC, Legacy Reserves Energy Services LLC, Legacy Reserves Marketing LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC (collectively, the "Guarantors"). In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of its, or any other guarantor's, other debt; or (vii) upon merging into, or transferring all of its properties to Legacy or another guarantor and ceasing to exist. Refer to Note 17 - Subsidiary Guarantors in the Notes to the Consolidated Financial Statements for further details on our guarantors.

The indenture governing the 2020 Senior Notes (as supplemented, the "2020 Notes Indenture") limits Legacy's ability and the ability of certain of its subsidiaries to (i) sell assets; (ii) pay distributions or dividends on, repurchase or redeem equity interests or purchase or redeem Legacy's subordinated debt, provided that such subsidiaries may pay dividends to the holders of their equity interests (including Legacy) and Legacy may pay distributions to the holders of its equity interests subject to the absence of certain defaults, the satisfaction of a fixed charge coverage ratio test and certain other conditions; (iii) make certain investments; (iv) incur or guarantee additional indebtedness or issue preferred securities; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from certain of its subsidiaries to Legacy; (vii) consolidate, merge or transfer all or substantially all of Legacy's assets; (viii) engage in certain transactions with affiliates; (ix) create unrestricted subsidiaries; and (x) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications. If at any time when the 2020 Senior Notes are rated investment grade by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services and no Default (as defined in the indenture) has occurred and is continuing, many of such covenants will terminate and Legacy and its subsidiaries will cease to be subject to such covenants. The 2020 Notes Indenture also includes customary events of default. Legacy is in compliance with all financial and other covenants of the 2020 Senior Notes. However, if the lenders under Legacy's Credit Agreement or Term Loan Credit Agreement were to accelerate the indebtedness under the Credit Agreement or Term Loan Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of the 2020 Senior Notes and permit the holders of such notes to accelerate the maturities of such indebtedness.

Interest is payable on June 1 and December 1 of each year.

During the year ended December 31, 2016, we repurchased a face amount of $52.0 million of our 2020 Senior Notes on the open market. We treated these repurchases as an extinguishment of debt. Accordingly, we recognized a gain for the difference between (1) the face amount of the 2020 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price.

On June 1, 2016, we exchanged 2,719,124 units for $15.0 million of face amount of its outstanding 2020 Senior Notes. We treated this exchange as an extinguishment of debt. Accordingly, we recognized a gain for the difference between (1) the face amount of the 2020 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the fair value of the units issued in the exchange based on the closing price on June 1, 2016. We previously repurchased and exchanged, and have not retired, $67.0 million of our 2020 Senior Notes. Subject to certain restrictions, we retain our voting rights under the indenture governing the 2020 Senior Notes.

On September 20, 2018, Legacy exchanged approximately $21.0 million aggregate principal amount of 2020 Senior Notes for $21.0 million aggregate principal amount of 2023 Convertible Notes. On November 21, 2018, Legacy exchanged $3.1 million aggregate principal amount of 2020 Senior Notes for 1 million shares of our common stock.

6.625% Senior Notes Due 2021

On May 28, 2013, the Issuers completed a private placement offering to eligible purchasers of an aggregate principal amount of $250 million of its 2021 Senior Notes. The 2021 Senior Notes were issued at 98.405% of par. We received approximately $240.7 million of net cash proceeds, after deducting the discount to initial purchasers and offering expenses paid by us.
On May 13, 2014, the Issuers completed a private placement offering to eligible purchasers of an aggregate principal amount of an additional $300 million of its 6.625% 2021 Senior Notes. This issuance of the additional 2021 Senior Notes was at 99.0% of par. We received approximately $291.8 million of net cash proceeds, after deducting the discount to initial purchasers and offering expenses payable by us.
The terms of the 2021 Senior Notes, including the Guarantors, are substantially identical to the terms of the 2020 Senior Notes with the exception of the interest rate and redemption provisions noted below. Legacy will have the option to redeem the 2021 Senior Notes, in whole or in part, at par together with any accrued and unpaid interest, if any, to the date of redemption.

Legacy may be required to offer to repurchase the 2021 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture, as supplemented. Legacy is in compliance with all financial and other covenants of the 2021 Senior Notes. However, if the lenders under our Credit Agreement or Term Loan Credit Agreement were to accelerate the indebtedness under our Credit Agreement or Term Loan Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of the 2021 Senior Notes and permit the holders of such notes to accelerate the maturities of such indebtedness.

Interest is payable on June 1 and December 1 of each year.

On September 20, 2018, the Issuers exchanged $109.0 million aggregate principal amount of 2021 Senior Notes for $109.0 million aggregate principal amount of 2023 Convertible Notes. On December 17, 2018, Legacy exchanged $5.3 million aggregate principal amount of 2021 Senior Notes for 2 million shares of our common stock.

On December 31, 2017, we entered into an agreement to repurchase a face amount of $187.1 million of our 2021 Senior Notes from certain holders in a single transaction. The transaction was settled on January 5, 2018 and was therefore recognized in 2018. We treated these repurchases as an extinguishment of debt. Accordingly, we recognized a gain for the difference between (1) the face amount of the 2021 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price.

During the year ended December 31, 2016, we repurchased a face amount of $117.3 million of our 2021 Senior Notes on the open market. We treated these repurchases as an extinguishment of debt. Accordingly, we recognized a gain for the difference between (1) the face amount of the 2021 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price. We previously repurchased, and have not retired, $304.4 million of our 2021 Senior Notes. Subject to certain restrictions, we retain our voting rights under the indenture governing the 2021 Senior Notes.

8% Convertible Senior Notes Due 2023 ("2023 Convertible Notes")

On September 20, 2018, the Issuers, completed private exchanges with certain holders of senior notes, pursuant to which the Issuers exchanged (i) $21.004 million aggregate principal amount of 2020 Senior Notes for $21.004 million aggregate principal amount of 2023 Convertible Notes and 105,020 shares of common stock and (ii) $109.0 million aggregate principal amount of 2021 Senior Notes for $109.0 million aggregate principal amount of 2023 Convertible Notes. The 2023 Convertible Notes were issued pursuant to an Indenture, dated as of September 20, 2018 (the “2023 Convertible Note Indenture”)

Upon issuance, the Company separately accounted for the liability and equity components in accordance with Accounting Standards Codification 470-20. The initial fair value of the 2023 Convertible Notes in its entirety (inclusive of the equity component related to the conversion option) was estimated using observable inputs such as trades that occurred on the day of the transaction. The liability component was recorded at the estimated fair value of a similar debt instrument without the conversion feature. The difference between the aggregate principal amount of the 2023 Convertible Notes and the fair value of the liability component was recorded as a debt discount and is being amortized to interest expense over the term of the notes using the effective interest method. The fair value of the liability component of the 2023 Convertible Notes was estimated at $101.0 million, resulting in a debt discount of $29.0 million The equity component, representing the value of the conversion option, was computed by deducting the fair value of the liability component from the initial fair value of the 2023 Convertible Notes. The equity component was recorded in additional paid-in capital within stockholders’ equity and will not be remeasured as long as it continues to meet the conditions for equity classification.

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

The terms of the 2023 Convertible Notes, including the Guarantors, are substantially identical to the terms of the 2020 Senior Notes and 2021 Senior Notes with the exception of the interest rate, conversion and redemption provisions noted above. Additionally, if the lenders under Legacy's Credit Agreement or Term Loan Credit Agreement were to accelerate the indebtedness under the Credit Agreement or Term Loan Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of the 2023 Senior Notes and permit the holders of such notes to accelerate the maturities of such indebtedness.

During the year ended December 31, 2018, certain holders of the 2023 Convertible Notes exercised their option to convert $1.9 million of face amount of 2023 Convertible Notes in exchange for 316,828 shares of our common stock.

Interest is payable on June 1 and December 1 of each year.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2018 is provided in the following table.

	Obligations Due in Period
Contractual Cash Obligations	2019	2020-2021	2022-2023	Thereafter	Total
	(In thousands)
Long-term debt
Revolving credit facility(a)	$541,000	$—	$—	$—	$541,000
Interest on revolving credit facility(b)	7,362	—	—	—	7,362
Second Lien Term Loans	338,626	—	—	—	338,626
Interest on Second Lien Term Loans	40,635	—	—	—	40,635
Senior Notes	—	208,885	259,382	—	468,267
Interest on Senior Notes	35,656	48,136	17,735	—	101,527
Office lease	1,376	1,024	—	—	2,400
Total contractual cash obligations	$964,655	$258,045	$277,117	$—	$1,499,817
____________________

(a)	Represents amounts outstanding under our revolving credit facility as of December 31, 2018.

(b)	Based upon our weighted average interest rate of 5.44% under our revolving credit facility as of December 31, 2018.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Estimates and assumptions are evaluated on a regular basis. We based our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of the financial statements. Changes in these estimates and assumptions could materially affect our financial position, results of operations or cash flows. Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made, and

•	changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

Please read Note 1 of the Notes to Consolidated Financial Statements for a detailed discussion of all significant accounting policies that we employ and related estimates made by management.

Nature of Critical Estimate Item: Oil and Natural Gas Reserves — Our estimate of proved reserves is based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. LaRoche prepares a reserve and economic evaluation of all our properties in accordance with Securities and Exchange Commission, or “SEC,” guidelines on a lease, unit or well-by-well basis, depending on the availability of well-level production data. The accuracy of our reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates. In addition, we must estimate the amount and timing of future operating costs, severance taxes, development costs, and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the economics of producing the reserves may change and therefore the estimate of proved reserves also may change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements. Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion rates are made concurrently with changes to reserve estimates.

Assumptions/Approach Used: Units-of-production method to deplete our oil and natural gas properties — The quantity of reserves could significantly impact our depletion expense. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate.

Effect if Different Assumptions Used: Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the year ended December 31, 2018 by approximately 10%.

Nature of Critical Estimate Item: Asset Retirement Obligations — We have certain obligations to remove tangible equipment and restore land at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. GAAP requires us to estimate asset retirement costs for all of our assets, adjust those costs for inflation to the forecast abandonment date, discount that amount using a credit-adjusted-risk-free rate back to the date we acquired the asset or obligation to retire the asset and record an asset retirement obligation ("ARO") liability in that amount with a corresponding addition to our asset value. When new obligations are incurred, i.e. a new well is drilled or acquired, we add a layer to the ARO liability. We then accrete the liability layers quarterly using the applicable effective credit-adjusted-risk-free rate for each layer. Should either the estimated life or the estimated abandonment costs of a property change materially upon our periodic review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our credit-adjusted-risk-free rate. The carrying value of the ARO is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost. When well obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from our balance sheet. Any difference in the cost to plug and the related liability is recorded as a gain or loss on our income statement in the disposal of assets line item.

 Assumptions/Approach Used: Estimating the future asset removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Inherent in the estimate of the present value calculation of our AROs are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit-adjusted-risk-free rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments.

Effect if Different Assumptions Used: Since there are so many variables in estimating AROs, we attempt to limit the impact of management’s judgment on certain of these variables by developing a standard cost estimate based on historical costs and industry quotes updated annually. Unless we expect a well’s plugging to be significantly different than a normal abandonment, we use this estimate. The resulting estimate, after application of a discount factor and present value calculation, could differ from actual results, despite our efforts to make an accurate estimate. We engage independent engineering firms to evaluate our properties annually. We consider the remaining estimated useful life from the year-end reserve report prepared by our independent reserve engineers in estimating when abandonment could be expected for each property. On an annual basis we evaluate our latest estimates against actual abandonment costs incurred.

Nature of Critical Estimate Item: Derivative Instruments and Hedging Activities — We use derivative financial instruments to achieve a more predictable cash flow from our oil and natural gas production and interest expense by reducing our exposure to price fluctuations and interest rate changes. Currently, these transactions are swaps, enhanced swaps and collars whereby we exchange our floating price for our oil and natural gas for a fixed price and floating interest rates for fixed rates with qualified and creditworthy counterparties. The contracts with our counterparties enable us to avoid margin calls for out-of-the-money positions.

We do not specifically designate derivative instruments as cash flow hedges, even though they reduce our exposure to changes in oil and natural gas prices and interest rate changes. Therefore, the mark-to-market of these instruments is recorded in current earnings. We estimate market values utilizing software provided by a third party firm, which specializes in valuing derivatives, and validate these estimates by comparison to counterparty estimates as the basis for these end-of-period mark-to-market adjustments. In order to estimate market values, we use forward commodity price curves, if available, or estimates of forward curves provided by third party pricing experts. For our interest rate swaps, we use a yield curve based on money market rates and interest swap rates to estimate market value. When we record a mark-to-market adjustment resulting in a gain or loss in a current period, this change in fair value represents a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods. As shown in the previous tables, we have hedged a portion of our future production through 2019.

Nature of Critical Estimate Item: Oil and Natural Gas Property Impairments — Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in Legacy's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices.

As of December 31, 2018, a 10% decrease in net cash flows attributable to our production caused by any one or a combination of variables, including commodity prices, development costs, changes in production levels or other factors, would increase our recognized oil and natural gas property impairments by $21.1 million.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms at commencement longer than twelve months. Legacy engaged a third party consultant to assist with its implementation of ASU 2016-02. Leases will be classified as either finance or operating, with that classification affecting the pattern of expense recognition in the income statement.
ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Legacy will adopt ASU 2016-02 using a modified retrospective approach in the first quarter of 2019 (that is, the period of adoption). At transition, Legacy will utilize the package of practical expedients provided in ASU 2016-02 that allow companies, among other things, to not reassess contracts that commenced prior to adoption. In addition, Legacy expects to utilize the practical expedient to not evaluate land easements that existed or expired before the adoption of ASU 2016-02 and that were not previously accounted for as leases under currently effective lease accounting guidance.
Legacy is evaluating the provisions of ASU 2016-02 and finalizing the impact it will have on its consolidated results of operations, financial position and financial disclosures. Legacy believes that the new guidance will impact its consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities that are not recognized under currently effective guidance (for example, operating leases). The adjustments that will be required upon implementation of ASU 2016-02, which Legacy anticipates to be less than $15 million, have not been finalized.
Legacy commonly enters into lease agreements in support of its operations for assets such as office space, vehicles, drilling rigs, compressors and other well equipment. In its efforts to determine the impact of ASU 2016-02, Legacy developed an implementation approach that included educating key stakeholders within the organization, analyzing systems reports to identify the types and volume of contracts that may meet the definition of a lease and performing a detailed review of material contracts identified through that analysis. Legacy is also implementing a financial lease accounting system solution to facilitate compliance with ASU 2016-02.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

 Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the spot market prices applicable to our natural gas production and the prevailing price for crude oil. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, such as the strength of the global economy and the supply of oil outside of the United States.

We periodically enter into and anticipate entering into derivative arrangements with respect to a portion of our projected oil and natural gas production through various transactions that offset changes in the future prices received. These transactions may include swaps, enhanced swaps and three-way collars. These derivative activities are intended to support oil and natural gas prices at targeted levels and to manage our exposure to oil and natural gas price fluctuations. We do not hold or issue derivative instruments for speculative trading purposes.

As of December 31, 2018, the fair market value of Legacy’s commodity derivative positions was a net asset of $67.2 million. As of December 31, 2017, the fair market value of Legacy’s commodity derivative positions was a net asset of $6.3 million. We routinely monitor the credit default risk of our counterparties via risk monitoring services. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives for 2019 through December 31, 2019, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investing Activities.”

If oil prices decline by $1.00 per Bbl, then the PV-10 of our combined proved reserves as of December 31, 2018 would decline from $1,350.0 million to $1,323.0 million, or 2.00%. If natural gas prices decline by $0.10 per Mcf, then the PV-10 of our combined proved reserves as of December 31, 2018 would decline from $1,350.0 million to $1,325.4 million, or 1.82%. However, larger decreases in oil and natural gas prices may have a disproportionate impact on our standardized measure.

Interest Rate Risks

At December 31, 2018, Legacy had debt outstanding under the Credit Agreement of $541.0 million, which incurred interest at floating rates in accordance with its Credit Agreement. The average annual interest rate incurred by Legacy for the year ended December 31, 2018 on its floating rate borrowings was 5.14%. A 1% increase in LIBOR on Legacy’s outstanding floating rate debt as of December 31, 2018 would result in an estimated $3.1 million increase in annual interest expense as Legacy has entered into interest rate swaps to mitigate the volatility of interest rates. The interest rate swaps expire on September 1, 2019 and cover $235 million of floating rate debt with a weighted-average fixed rate of 1.36%. Our Credit Agreement provides for the mandatory termination of our interest rate swaps three days prior to the maturity date of the Credit Agreement. It is never management's intention to hold or issue derivative instruments for speculative trading purposes. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in overhedged amounts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and supplementary financial data are included in this annual report on Form 10-K beginning on page F-3.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, or the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

During the first quarter of 2018, we added internal control processes over financial reporting as a result of the adoption of the new revenue recognition standard (ASC 606). During the third quarter of 2018, we added internal control processes over financial reporting as a result of our Corporate Reorganization and resulting federal income tax requirements. There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Legacy’s management is responsible for establishing and maintaining adequate control over financial reporting. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of December 31, 2018, management assessed the effectiveness of Legacy’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included design effectiveness and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets. Based on that assessment, management determined that Legacy maintained effective internal control over financial reporting as of December 31, 2018, based on those criteria.

BDO USA, LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2018, which is set forth below under “Attestation Report.”

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Legacy Reserves Inc.
Midland, Texas
Opinion on Internal Control over Financial Reporting
We have audited Legacy Reserves Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’/unitholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 22, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
Houston, Texas
March 22, 2019

ITEM 9B.	OTHER INFORMATION

Amendments to Credit Agreement and Term Loan Credit Agreement

On March 21, 2019, we entered into the Twelfth Amendment (the “Twelfth Amendment”) to our Credit Agreement.  The Twelfth Amendment provides for, among other things, (i) an extension of the maturity of the Credit Agreement to May 31, 2019, (ii) an increase in the applicable interest rate by 2.25%, (iii) the payment of a fee equal to 0.35% of the amount of the current borrowing base under the Credit Agreement, payable on the effective date of the Twelfth Amendment, (iv) the mandatory termination of our derivative contracts three days prior to the maturity of the Credit Agreement, (vi) the reduction in the borrowing base from $575 million to $570 million, effective May 22, 2019, (vii) the reduction in the maximum consolidated cash balance we can maintain without prepaying the loans to $15 million, effective April 1, 2019 and (viii) the payment of a fee equal to 0.15% of the amount of the current borrowing base under the Credit Agreement, payable on the earliest to occur of (x) May 31, 2019 or (y) an acceleration of the outstanding indebtedness under the Credit Agreement.  Additionally, the Amendment waives certain deviations from the requirements of the Credit Agreement, including the delivery of fiscal year 2018 audited financial statements with a “going concern” or like qualification or exception and non-compliance with the current ratio covenant for the fourth quarter of 2018.

The foregoing description of the Twelfth Amendment does not purport to be complete and is qualified in its entirety by reference to the Twelfth Amendment, which is filed as Exhibit 10.53 to this Annual Report on Form 10-K and incorporated by reference herein.

On March 21, 2019, we entered into the Seventh Amendment (the “Seventh Amendment”) to our Term Loan Credit Agreement.  The Seventh Amendment waives, through May 31, 2019, the requirement of the Term Loan Credit Agreement that the delivery of fiscal year 2018 audited financial statements not include a “going concern” or like qualification or exception.  The Seventh Amendment also provides for, among other things, (i) an increase in the applicable interest rate by 2.25%, (ii) a fee equal to 0.35% of the aggregate amount of term loans currently outstanding under the Term Loan Credit Agreement, to be paid in kind by increasing the aggregate amount of term loans outstanding as of the effective date of the Seventh Amendment and (iii) a fee equal to 0.15% of the aggregate amount of term loans currently outstanding under the Term Loan Credit Agreement, to be paid in kind by increasing the aggregate amount of term loans outstanding on the earliest to occur of (x) May 31, 2019 or (y) an acceleration of the outstanding indebtedness under the Term Loan Credit Agreement.

The foregoing description of the Seventh Amendment does not purport to be complete and is qualified in its entirety by reference to the Seventh Amendment, which is filed as Exhibit 10.54 to this Annual Report on Form 10-K and incorporated by reference herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to include the information required by this Item 10 in Legacy’s definitive proxy statement for its 2019 annual meeting of stockholders, which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2018.

Our Code of Ethics covers a wide range of business practices and procedures and furthers our fundamental principles of integrity, honesty and ethical conduct. The Code of Ethics was approved by our board of directors. Our Code of Ethics, which is applicable to all directors, officers and employees of Legacy, is posted at http://www.legacyreserves.com/governance. We also intend to post any changes to or waivers of our Code of Business Ethics for our executive officers on our website.

ITEM 11.	EXECUTIVE COMPENSATION

We intend to include information with respect to executive compensation in Legacy’s definitive proxy statement for its 2019 annual meeting of stockholders, which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We intend to include information regarding Legacy’s securities authorized for issuance under equity compensation plans and ownership of Legacy’s outstanding securities in Legacy’s definitive proxy statement for its 2019 annual meeting of stockholders, which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We intend to include the information regarding related party transactions in Legacy’s definitive proxy statement for its 2019 annual meeting of stockholders, which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We intend to include information regarding principal accountant fees and services in Legacy’s definitive proxy statement for its 2019 annual meeting of stockholders under the heading “Independent Registered Public Accounting Firm,” which information will be incorporated herein by reference; such proxy statement will be filed with the SEC not later than 120 days after December 31, 2018.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements

The consolidated financial statements of Legacy Reserves Inc. are listed on the Index to Financial Statements to this annual report on Form 10-K beginning on page F-1.

(a)(3) Exhibits

The following documents are filed as a part of this annual report on Form 10-K or incorporated by reference:

Exhibit
Number		Description
3.1	—
Amended and Restated Certificate of Incorporation of Legacy Reserves Inc. (filed as Exhibit 3.1 to Legacy Reserves Inc.’s Current Report on Form 8-K12B (File No. 001-38668) on September 21, 2018, and incorporated herein by reference).

3.2	—
Second Amended and Restated Bylaws of Legacy Reserves Inc. (filed as Exhibit 3.1 to Legacy Reserves Inc.'s Current Report on Form 8-K (File No. 001-38668) on October 31, 2018, and incorporated herein by reference).

4.1	—
Indenture, dated as of December 4, 2012, among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (including form of the 8% senior notes due 2020) (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K (File No. 001-33249) filed December 10, 2012, Exhibit 4.1)

4.2	—
First Supplemental Indenture, dated as of August 25, 2015, among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (related to 8% Senior Notes due 2020) (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q (File No. 001-33249) filed November 6, 2015, Exhibit 10.2)

4.3	—
Second Supplemental Indenture, dated as of April  2, 2018, by and among Legacy Reserves LP, Legacy Reserves Inc., Legacy Reserves GP, LLC, Legacy Reserves Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (related to 8% Senior Notes due 2020) (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed April 2, 2018, Exhibit 4.1)

4.4*	—
Third Supplemental Indenture, dated as of December 20, 2018, by an among Legacy Reserves LP, Legacy Reserves Finance Corporation, the guarantors named therein and Wilmington Trust, National Association, as trustee (related to 8% Senior Notes due 2020)

4.5	—
Indenture, dated as of May 28, 2013, among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (including form of 6.625% senior notes due 2021) (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed May 31, 2013, Exhibit 4.1)

4.6	—
First Supplemental Indenture, dated as of August 25, 2015, among Legacy Reserves LP, Legacy Reserves Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (related to 6.625% Senior Notes due 2021) (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q (File No. 001-33249) filed November 6, 2015, Exhibit 10.3)

4.7	—
Second Supplemental Indenture, dated as of April  2, 2018, by and among Legacy Reserves LP, Legacy Reserves Inc., Legacy Reserves GP, LLC, Legacy Reserves Finance Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (related to 6.625% Senior Notes due 2021) (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed April 2, 2018, Exhibit 4.2)

4.8*	—
Third Supplemental Indenture, dated as of December 20, 2018, by an among Legacy Reserves LP, Legacy Reserves Finance Corporation, the guarantors named therein and Wilmington Trust, National Association, as trustee (related to 6.625% Senior Notes due 2021)

4.9	—
Indenture dated September 20, 2018, between Legacy Reserves LP, Legacy Reserves Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association (including form of 8% convertible senior notes due 2023) (filed as Exhibit 4.1 to Legacy Reserves Inc.'s Current Report on Form 8-K (File No. 001-38668) on September 21, 2018, and incorporated herein by reference)

4.10*	—
First Supplemental Indenture, dated as of December 20, 2018, by an among Legacy Reserves LP, Legacy Reserves Finance Corporation, the guarantors named therein and Wilmington Trust, National Association, as trustee (related to 8% Convertible Senior Notes due 2023)

10.1	—
Third Amended and Restated Credit Agreement, among Legacy Reserves LP, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Compass Bank, as Syndication Agent, UBS Securities LLC and U.S. Bank National Association, as Co-Documentation Agents and the Lenders Party thereto, dated as of April 1, 2014 (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed April 2, 2014, Exhibit 10.1)

10.2	—
First Amendment to Third Amended and Restated Credit Agreement, dated April 17, 2014, by and between Legacy Reserves LP, Wells Fargo Bank, National Association, as administrative agent and certain other financial institutions party thereto as lenders (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q (File No. 001-33249) filed October 31, 2014, Exhibit 10.1)

Exhibit
Number		Description
10.3	—
Second Amendment to Third Amended and Restated Credit Agreement, dated May 22, 2014, among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association as administrative agent, and the lenders signatory thereto (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed May 28, 2014, Exhibit 10.1)

10.4	—
Third Amendment to Third Amended and Restated Credit Agreement, dated December 29, 2014, among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Legacy Reserves LP's annual report on Form 10-K (File No. 001-33249) filed on February 27, 2015, Exhibit 10.11)

10.5	—
Fourth Amendment to Third Amended and Restated Credit Agreement, dated February 23, 2015, among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Legacy Reserves LP's annual report on Form 10-K (File No. 001-33249) filed on February 27, 2015, Exhibit 10.12)

10.6	—
Fifth Amendment to Third Amended and Restated Credit Agreement, dated August 5, 2015, among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Legacy Reserves LP’s quarterly report on Form 10-Q (File No. 001-33249) filed August 7, 2015, Exhibit 10.2)

10.7	—
Sixth Amendment to Third Amended and Restated Credit Agreement, dated November 13, 2015, among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Legacy Reserves LP's annual report on Form 10-K (File No. 001-33249) filed on February 26, 2016, Exhibit 10.14)

10.8	—
Seventh Amendment to Third Amended and Restated Credit Agreement, dated February 19, 2016, among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on February 24, 2016, Exhibit 10.1)

10.9	—
Eighth Amendment to Third Amended and Restated Credit Agreement, dated October 25, 2016, among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed October 28, 2016, Exhibit 10.2)

10.1	—
Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of March  23, 2018, by and among Legacy Reserves LP, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and the lenders signatory thereto (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed March 26, 2018, Exhibit 10.1)

10.11	—
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

10.12	—
Eleventh Amendment dated September 20, 2018 to the Third Amended and Restated Credit Agreement, dated as of April 1, 2014 among Legacy Reserves Inc., the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent and the lenders signatory thereto (filed as Exhibit 10.1 to Legacy Reserves Inc.'s Current Report on Form 8-K (File No. 001-38668) on September 21, 2018, and incorporated herein by reference)

10.13	—
Limited Waiver and Letter Agreement, dated October 31, 2018, by and among Legacy Reserves LP, Wells Fargo Bank, National Association and the other parties thereto (filed as Exhibit 10.1 to Legacy Reserves Inc.'s Current Report on Form 8-K (File No. 001-38668) on October 31, 2018, and incorporated herein by reference)

10.14	—
Term Loan Credit Agreement, among Legacy Reserves LP, as Borrower, Cortland Capital Market Services LLC, as Administrative Agent and the lenders party thereto, dated as of October 25, 2016 (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed October 28, 2016, Exhibit 10.1)

Exhibit
Number		Description
10.15	—
First Amendment and Waiver to Term Loan Credit Agreement, among Legacy Reserves LP, as Borrower, Cortland Capital Market Services LLC, as Administrative Agent, and the lenders party thereto, dated as of July 31, 2017 (Incorporated by reference to Legacy Reserves LP's quarterly report on Form 10-Q (File No. 001-33249) filed on August 4, 2017, Exhibit 10.1)

10.16	—
Second Amendment to Term Loan Credit Agreement, among Legacy Reserves LP, as Borrower, Cortland Capital Market Services LLC, as Administrative Agent, and the lenders party thereto, dated as of October 30, 2017 (Incorporated by reference to Legacy Reserves LP's quarterly report on Form 10-Q (File No. 001-33249) filed on November 1, 2017, Exhibit 10.1)

10.17	—
Third Amendment to Term Loan Credit Agreement, among Legacy Reserves LP, as Borrower, Cortland Capital Market Services LLC, as Administrative Agent, and the lenders party thereto, dated as of December 31, 2017 (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K (File No. 001-33249) filed on January 5, 2018, Exhibit 10.1)

10.18	—
Fourth Amendment to Term Loan Credit Agreement, dated as of March 23, 2018, by and among Legacy Reserves LP, Cortland Capital Market Services LLC and the lenders party thereto (Incorporated by reference to Legacy Reserves LP’s Current Report on Form 8-K filed March 26, 2018, Exhibit 10.2)

10.19	—
Fifth Amendment to Term Loan Credit Agreement, dated as of September 14, 2018, by and among Legacy Reserves LP, Cortland Capital Market Services LLC and the lenders party thereto (filed as Exhibit 10.2 to Legacy Reserves Inc.'s Current Report on Form 8-K (File No. 333-224182) on September 14, 2018, and incorporated herein by reference)

10.20	—
Sixth Amendment dated September 20, 2018 to the Term Loan Credit Agreement, dated as of October 30, 2017, among Legacy Reserves Inc., the guarantors named therein, Cortland Capital Market Services LLC, as administrative agent, and the lenders party thereto (filed as Exhibit 10.2 to Legacy Reserves Inc.'s Current Report on Form 8-K (File No. 001-38668) on September 21, 2018, and incorporated herein by reference)

10.21†	—
Legacy Reserves Inc. 2018 Omnibus Incentive Plan (filed as Exhibit 10.7 to Legacy Reserves Inc.’s Current Report on Form 8-K12B (File No. 001-38668) on September 21, 2018, and incorporated herein by reference)

10.22†	—
Form of Legacy Reserves Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.21 to Legacy Reserves Inc.’s Registration Statement on Form S-4 (File No. 333-224182) on May 14, 2018, and incorporated herein by reference)

10.23†	—
Employment Agreement dated September 20, 2018, between Legacy Reserves Inc., Legacy Reserves Services, Inc. and Paul T. Horne (filed as Exhibit 10.1 to Legacy Reserves Inc.’s Current Report on Form 8-K12B (File No. 001-38668) on September 21, 2018, and incorporated herein by reference)

10.24†	—
Amended and Restated Employment Agreement effective, October 31, 2018, between James Daniel Westcott and Legacy Reserves Services LLC and Legacy Reserves Inc. (filed as Exhibit 10.3 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on October 31, 2018, and incorporated herein by reference)

10.25†	—
Amended and Restated Employment Agreement effective, October 31, 2018, between Kyle Hammond and Legacy Reserves Services LLC and Legacy Reserves Inc. (filed as Exhibit 10.4 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on October 31, 2018, and incorporated herein by reference)

10.26†	—
Employment Agreement dated September 20, 2018, between Legacy Reserves Inc., Legacy Reserves Services, Inc. and Micah C. Foster (filed as Exhibit 10.6 to Legacy Reserves Inc.’s Current Report on Form 8-K12B (File No. 001-38668) on September 21, 2018, and incorporated herein by reference)

10.27†	—
Employment Agreement dated September 20, 2018, between Legacy Reserves Inc., Legacy Reserves Services, Inc. and Kyle A. McGraw (filed as Exhibit 10.4 to Legacy Reserves Inc.’s Current Report on Form 8-K12B (File No. 001-38668) on September 21, 2018, and incorporated herein by reference)

10.28†	—
Employment Agreement dated September 20, 2018, between Legacy Reserves Inc., Legacy Reserves Services, Inc. and Dan G. LeRoy (filed as Exhibit 10.5 to Legacy Reserves Inc.’s Current Report on Form 8-K12B (File No. 001-38668) on September 21, 2018, and incorporated herein by reference)

10.29†*	—	Employment Agreement dated October 31, 2018, between Legacy Reserves Inc., Legacy Reserves Services, Inc. and Albert E. Ferrara, III
10.30†*	—	Employment Agreement dated October 31, 2018, between Legacy Reserves Inc., Legacy Reserves Services, Inc. and Cory J. Elliott

Exhibit
Number		Description
10.31†	—	Employment Agreement dated as of February 7, 2019, between Robert L. Norris, Legacy Reserves Services LLC and Legacy Reserves Inc.
10.32†	—	Restricted Stock Unit Award Agreement, dated February 19, 2019, between Robert L. Norris and Legacy Reserves Inc.
10.33†	—
Letter Agreement effective, October 31, 2018, between Paul Horne and Legacy Reserves Services LLC and Legacy Reserves Inc. (filed as Exhibit 10.1 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on October 31, 2018, and incorporated herein by reference)

10.34†	—
Letter Agreement effective, October 31, 2018, between Dan LeRoy and Legacy Reserves Services LLC and Legacy Reserves Inc. (filed as Exhibit 10.5 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on October 31, 2018, and incorporated herein by reference)

10.35†	—
Letter Agreement effective, October 31, 2018, between Kyle McGraw and Legacy Reserves Services LLC and Legacy Reserves Inc. (filed as Exhibit 10.6 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on October 31, 2018, and incorporated herein by reference)

10.36†	—
Amended and Restated Legacy Reserves LP Long-Term Incentive Plan effective as of August 17, 2007 (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed August 23, 2007, Exhibit 10.1)

10.37†	—
Amendment No. 1 to the Amended and Restated Legacy Reserves LP Long-Term Incentive Plan, dated as of June 12, 2015. (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on June 12, 2015, Exhibit 10.1)

10.38†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Restricted Unit Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed May 12, 2006, Exhibit 10.6)

10.39†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Unit Option Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.7)

10.40†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Unit Grant Agreement (Incorporated by reference to Legacy Reserves LP’s Registration Statement on Form S-1 (File No. 333-134056) filed September 5, 2006, Exhibit 10.8)

10.41†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Objective) (Incorporated by reference to Legacy Reserves LP's annual report on Form 10-K (File No. 001-33249) filed on February 21, 2014, Exhibit 10.25)

10.42†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Subjective) (Incorporated by reference to Legacy Reserves LP's annual report on Form 10-K (File No. 001-33249) filed on February 21, 2014, Exhibit 10.26)

10.43†	—
Form of Grant of Phantom Units Under Objective Component of Long-Term Equity Incentive Compensation (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on June 17, 2016, Exhibit 10.1)

10.44†	—
Form of Grant of Phantom Units (Cash) Under Subjective Component of Long-Term Equity Incentive Compensation (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on June 17, 2016, Exhibit 10.2)

10.45†	—
Form of Grant of Phantom Units (Units) Under Subjective Component of Long-Term Equity Incentive Compensation (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on June 17, 2016, Exhibit 10.3)

10.46†	—	Form of Retention Bonus Agreement (Incorporated by reference to Legacy Reserves LP’s current report on Form 8-K (File No. 001-33249) filed on June 17, 2016, Exhibit 10.4)
10.47†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Units) Under Subjective Component of Long-Term Equity Incentive Compensation (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K (File No. 001-33249) filed on February 22, 2017, Exhibit 10.1)

10.48†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units (Cash) Under Subjective Component of Long-Term Equity Incentive Compensation (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K (File No. 001-33249) filed on February 22, 2017, Exhibit 10.2)

Exhibit
Number		Description
10.49†	—
Form of Legacy Reserves LP Long-Term Incentive Plan Grant of Phantom Units Under Objective Component of Long-Term Equity Incentive Compensation (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K (File No. 001-33249) filed on February 22, 2017, Exhibit 10.3)

10.50†	—	Form of Retention Bonus Agreement (Incorporated by reference to Legacy Reserves LP's current report on Form 8-K (File No. 001-33249) filed on February 22, 2017, Exhibit 10.4)
10.51†	—
Form of Amendment to Grant of Phantom Units Agreement (filed as Exhibit 10.1 to Legacy Reserves Inc.'s Current Report on Form 8-K (File No. 333-224182) on September 18, 2018, and incorporated herein by reference)

10.52†	—
Form of Letter Agreement regarding settlement of phantom units under Legacy Reserves LP Long-Term Incentive Plan (filed as Exhibit 10.1 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on December 21, 2018, and incorporated herein by reference)

10.53*	—
Twelfth Amendment dated March 21, 2019 to the Third Amended and Restated Credit Agreement, dated as of April  1, 2014 among Legacy Reserves Inc., the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent and the lenders signatory thereto.

10.54*	—
Seventh Amendment dated March 21, 2019 to the Term Loan Credit Agreement, dated as of October  30, 2017, among Legacy Reserves Inc., the guarantors named therein, Cortland Capital Market Services LLC, as administrative agent, and the lenders party thereto.

21.1*	—	List of subsidiaries of Legacy Reserves Inc.
23.1*	—	Consent of BDO USA, LLP
23.2*	—	Consent of LaRoche Petroleum Consultants, Ltd.
24.1*	—	Power of Attorney (included on the Signature pages of this annual report on Form 10-K)
31.1*	—	Rule 13a-14(a) Certification of CEO (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	—	Rule 13a-14(a) Certification of CFO (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)
99.1*	—	Summary Reserve Report from LaRoche Petroleum Consultants, Ltd.
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
____________________

*	Filed herewith
†	Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2019.

LEGACY RESERVES INC.

By:	/S/ ROBERT L. NORRIS
	Name:	Rober L. Norris
	Title:	Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James D. Westcott and Robert L. Norris, or either of them, each with power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all subsequent amendments and supplements to this Annual Report on Form 10-K, and to file the same, or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby qualifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JAMES D. WESTCOTT	Director and Chief Executive Officer	March 22, 2019
James D. Westcott	(Principal Executive Officer)
/S/ ROBERT L. NORRIS	Chief Financial Officer	March 22, 2019
Robert L. Norris	(Principal Financial Officer)
/S/ MICAH C. FOSTER	Chief Accounting Officer and Controller	March 22, 2019
Micah C. Foster	(Principal Accounting Officer)
/S/ PAUL T. HORNE	Chairman of the Board	March 22, 2019
Paul T. Horne
/S/ WILLIAM R. GRANBERRY	Director	March 22, 2019
William R. Granberry
/S/ G. LARRY LAWRENCE	Director	March 22, 2019
G. Larry Lawrence
/S/ KYLE D. VANN	Director	March 22, 2019
Kyle D. Vann
/S/ DOUGLAS W. YORK	Director	March 22, 2019
Douglas W. York

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Legacy Reserves Inc.
Midland, Texas

 Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Legacy Reserves Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’/unitholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 22, 2019 expressed an unqualified opinion thereon.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 (b) to the consolidated financial statements, the Company has significant obligations and commitments coming due in the near term that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 (b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2005.

Houston, Texas
March 22, 2019

LEGACY RESERVES INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND 2017

	2018	2017
	(In thousands)
ASSETS
Current assets:
Cash	$1,098	$1,246
Accounts receivable, net:
Oil and natural gas	56,615	62,755
Joint interest owners	15,370	27,422
Fair value of derivatives (Notes 10 and 11)	66,662	13,424
Prepaid expenses and other current assets	11,347	7,757
Total current assets	151,092	112,604
Oil and natural gas properties, at cost:
Proved oil and natural gas properties using the successful efforts method of accounting	3,471,456	3,529,971
Unproved properties	19,863	28,023
Accumulated depletion, depreciation, amortization and impairment	(2,177,006)	(2,204,638)
Total oil and natural gas properties, net	1,314,313	1,353,356
Other property and equipment, net of accumulated depreciation and amortization of $12,323 and $11,467, respectively	2,456	2,961
Operating rights, net of amortization of $6,123 and $5,765, respectively	894	1,251
Fair value of derivatives (Notes 10 and 11)	3,135	14,099
Other assets	3,041	8,811
Total assets	$1,474,931	$1,493,082
LIABILITIES AND STOCKHOLDERS' DEFICIT/PARTNERS’ DEFICIT
Current liabilities:
Current debt, net (Note 3)	$856,646	$—
Accounts payable	11,227	13,093
Accrued oil and natural gas liabilities (Note 1)	98,886	81,318
Fair value of derivatives (Notes 10 and 11)	—	18,013
Asset retirement obligation (Note 13)	3,938	3,214
Other (Notes 10 and 15)	13,953	29,172
Total current liabilities	984,650	144,810
Long-term debt (Note 3)	432,923	1,346,769
Asset retirement obligation (Note 13)	248,796	271,472
Fair value of derivatives (Notes 10 and 11)	550	1,075
Other long-term liabilities	643	643
Total liabilities	1,667,562	1,764,769
Commitments and contingencies (Note 8)
Stockholders'/Partners’ equity (deficit):
Series A Preferred equity - 2,300,000 units issued and outstanding at December 31, 2017	—	55,192
Series B Preferred equity - 7,200,000 units issued and outstanding at December 31, 2017	—	174,261
Incentive distribution equity - 100,000 units issued and outstanding at December 31, 2017	—	30,814
Limited partners' deficit - 72,594,620 units issued and outstanding at December 31, 2017	—	(531,794)
General partner’s deficit (approximately 0.02%)	—	(160)
Common stock, $0.01 par value; 945,000,000 shares authorized, 109,442,278 shares outstanding at December 31, 2018	1,094	—
Additional paid-in capital	24,752	—
Accumulated deficit	(218,477)	—
Total stockholders’/partners' deficit	(192,631)	(271,687)
Total liabilities and stockholders'/partners’ deficit	$1,474,931	$1,493,082
See accompanying notes to consolidated financial statements.

LEGACY RESERVES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
	(In thousands, except per share data)
Revenues:
Oil sales	$375,444	$239,448	$152,507
Natural gas liquids (NGL) sales	27,750	24,796	15,406
Natural gas sales	151,667	172,057	146,444
Total revenues	554,861	436,301	314,357
Expenses:
Oil and natural gas production	200,285	183,219	179,333
Production and other taxes	29,532	19,825	14,267
General and administrative	73,039	49,372	43,639
Depletion, depreciation, amortization and accretion	159,998	126,938	150,414
Impairment of long-lived assets	67,978	37,283	61,796
Loss (gain) on disposal of assets	(23,803)	1,606	(50,095)
Total expenses	507,029	418,243	399,354
Operating income (loss)	47,832	18,058	(84,997)
Other income (expense):
Interest income	36	64	67
Interest expense (Notes 3, 10 and 11)	(117,008)	(89,206)	(79,060)
Gain on extinguishment of debt	66,066	—	150,802
Equity in income of equity method investees	(19)	17	—
Net gains (losses) on commodity derivatives (Notes 10 and 11)	49,172	17,776	(41,224)
Other	722	792	(179)
Income (loss) before income taxes	46,801	(52,499)	(54,591)
Income tax expense	(2,968)	(1,398)	(1,229)
Net Income (loss)	$43,833	$(53,897)	$(55,820)

Income (loss) per share — basic and diluted (Note 14)	$0.42	$(0.54)	$(0.57)
Weighted average number of shares used in
computing loss per share —
Basic and Diluted	105,087	100,049	98,249

See accompanying notes to consolidated financial statements.

LEGACY RESERVES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'/UNITHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Series A Preferred Equity		Series B Preferred Equity		Incentive Distribution Equity		Unitholders' Equity (Deficit)			Stockholders' Deficit
	Units	Amount	Units	Amount	Units	Amount	Limited Partner Units	Limited Partner Amount	General Partner Amount	Shares	Par Value	APIC	Acc. Deficit	Total Deficit
	(In thousands)
Balance, December 31, 2015	2,300	$55,192	7,200	$174,261	100	$30,814	68,950	$(439,811)	$(133)	—	$—	$—	$—	$—
Units issued to Legacy Board of Directors for services	—	—	—	—	—	—	237	614	—	—	—	—	—	—
Unit-based compensation	—	—	—	—	—	—	—	6,252	—	—	—	—	—	—
Vesting of restricted and phantom units	—	—	—	—	—	—	150	—	—	—	—	—	—	—
Units issued in exchange for retirement of debt	—	—	—	—	—	—	2,719	6,607	—	—	—	—	—	—
Distributions to unitholders	—	—	—	—	—	—	—	(55)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—		(55,807)	(13)	—	—	—	—	—
Balance, December 31, 2016	2,300	$55,192	7,200	$174,261	100	$30,814	72,056	$(482,200)	$(146)	—	$—	$—	$—	$—
Units issued to Legacy Board of Directors for services	—	—	—	—	—	—	287	586	—	—	—	—	—	—
Unit-based compensation	—	—	—	—	—	—	—	3,703	—	—	—	—	—	—
Vesting of restricted and phantom units	—	—	—	—	—	—	252	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(53,883)	(14)	—	—	—	—	—
Balance, December 31, 2017	2,300	$55,192	7,200	$174,261	100	$30,814	72,595	$(531,794)	$(160)	—	$—	$—	$—	$—
Units issued to Legacy Board of Directors for services	—	—	—	—	—	—	60	522	—	33	—	162	—	162
Unit-based compensation	—	—	—	—	—	—	—	3,753	—	—	—	4,108	—	4,108
Vesting of restricted and phantom units	—	—	—	—	—	—	339	—	—	1,550	—	—	—	—
Units issued in exchange for Standstill Fee	—	—	—	—	—	—	3,800	5,928	—	—	—	—	—	—
Debt exchange	—	—	—	—	—	—	—	—	—	3,422	34	23,815	—	23,849
Corporate Reorganization	(2,300)	(55,192)	(7,200)	(174,261)	(100)	(30,814)	(76,794)	521,591	160	104,437	1,060	(3,333)	(262,310)	(264,583)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	43,833	43,833
Balance, December 31, 2018	—	$—	—	$—	—	$—	—	$—	$—	109,442	$1,094	$24,752	$(218,477)	$(192,631)

See accompanying notes to consolidated financial statements.

LEGACY RESERVES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$43,833	$(53,897)	$(55,820)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation, amortization and accretion	159,998	126,938	150,414
Amortization of debt discount and issuance costs	20,604	7,657	10,319
Gain on extinguishment of debt	(66,066)	—	(150,802)
Impairment of long-lived assets	67,978	37,283	61,796
(Gain) loss on derivatives	(49,099)	(19,711)	40,679
Equity in income of equity method investees	19	(17)	—
Unit-based compensation	6,619	6,011	7,035
Loss (gain) on disposal of assets	(23,803)	1,606	(50,095)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, oil and natural gas	6,140	(19,563)	(9,248)
(Increase) decrease in accounts receivable, joint interest owners	12,039	(4,006)	1,964
Decrease in accounts receivable, other	12	—	84
(Increase) decrease in other assets	2,157	3	2,666
Increase (decrease) in accounts payable	(1,865)	4,001	(4,489)
Increase (decrease) in accrued oil and natural gas liabilities	9,540	1,891	2,675
Increase (decrease) in other liabilities	(12,165)	11,599	(3,882)
Total adjustments	132,108	153,692	59,116
Net cash provided by (used in) operating activities	175,941	99,795	3,296
Cash flows from investing activities:
Investment in oil and natural gas properties	(227,855)	(313,898)	(41,496)
Proceeds from sale of assets	54,968	11,099	97,416
Investment in other equipment	(406)	(593)	(436)
Corporate Reorganization	(3,120)	—	—
Net cash settlements on commodity derivatives	(11,715)	24,156	64,505
Net cash (used in) provided by investing activities	(188,128)	(279,236)	119,989
Cash flows from financing activities:
Proceeds from long-term debt	659,626	538,000	266,000
Payments of long-term debt	(619,384)	(357,000)	(376,402)
Payments of debt issuance costs	(28,132)	(3,282)	(8,728)
Net cash provided by (used in) financing activities	12,110	177,718	(119,130)
Net (decrease) increase in cash	(77)	(1,723)	4,155
Cash and restricted cash, beginning of period (1)	4,438	6,161	2,006
Cash and restricted cash, end of period (1)	$4,361	$4,438	$6,161
Non-Cash Investing and Financing Activities:
Asset retirement obligation costs and liabilities	$65	$39	$1
Asset retirement obligations associated with property acquisitions	$226	$62	$24
Asset retirement obligations associated with properties sold	$(27,673)	$(8,464)	$(24,605)
Debt exchange	$23,849	$—	$6,607
Change in accrued capital expenditures	$8,029	$26,179	$—
Units issued in exchange for Standstill Agreement	$5,928
(1) Inclusive of $3.3 million, $3.2 million, $3.6 million and of restricted cash as of December 31, 2018, 2017, 2016 respectively.
See accompanying notes to consolidated financial statements.

LEGACY RESERVES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred.

(b) Going Concern

Legacy has significant obligations and commitments coming due in the near term. The Credit Agreement (as defined in Note 3) matures on May 31, 2019 and as of December 31, 2018, Legacy had borrowings of $541.0 million and availability under the Credit Agreement of $32.9 million. In addition, Legacy received a temporary waiver under the Term Loan Credit Agreement (as defined in Note 3) of its requirement to deliver fiscal year 2018 audited financial statements without a "going concern" or like qualification or exception through May 31, 2019. Due to the short-term nature of this waiver and the anticipation that we will be in violation of this covenant upon expiry of the waiver, Legacy has determined that the total borrowings outstanding under the Term Loan Credit Agreement of $338.6 million are due in the near term and have thus recorded these as a current liability. Without additional sources of capital or a significant restructuring of its balance sheet, the maturity of the Credit Agreement raises substantial doubt about Legacy's ability to continue as a going concern, which means that Legacy may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operation.The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

In order to improve its liquidity position, Legacy is currently evaluating financial, transactional and other strategic alternatives. There can be no assurance that sufficient liquidity can be raised from any one or more of these transactions or that these transactions can be consummated within the period needed to meet our obligations.

(c) Corporate Reorganization

On September 20, 2018, we completed the transactions contemplated by the Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), dated July 9, 2018, by and among Legacy Inc., Legacy LP, Legacy Reserves GP, LLC (the “General Partner”) and Legacy Reserves Merger Sub LLC, a wholly owned subsidiary of Legacy Inc. (“Merger Sub”), and the GP Purchase Agreement, dated March 23, 2018, by and among Legacy Inc., the General Partner, Legacy LP, Lion GP Interests, LLC, Moriah Properties Limited, and Brothers Production Properties, Ltd., Brothers Production Company, Inc., Brothers Operating Company, Inc., J&W McGraw Properties, Ltd., DAB Resources, Ltd. and H2K Holdings, Ltd. (such transactions referred to herein collectively as the “Corporate Reorganization”). Upon the consummation of the Corporate Reorganization:

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

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Corporate Reorganization was accounted for under ASC 805 as a combination of entities under common control. As such, the assets and liabilities of the Partnership were recognized at their carrying values in Legacy Inc.

(d) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Legacy routinely assesses the financial strength of its customers. Bad debts are recorded based on an account-by-account review. Accounts are written off after all means of collection have been exhausted and potential recovery is considered remote. Legacy does not have any off-balance-sheet credit exposure related to its customers (see Note 12).

(e) Oil and Natural Gas Properties

Legacy accounts for oil and natural gas properties using the successful efforts method. Under this method of accounting, costs relating to the acquisition and development of proved areas are capitalized when incurred. The costs of development wells are capitalized whether productive or non-productive. Leasehold acquisition costs are capitalized when incurred. If proved reserves are found on an unproved property, leasehold cost is transferred to proved properties. Exploration dry holes are charged to expense when it is determined that no commercial reserves exist. Other exploration costs, including personnel costs, geological and geophysical expenses and delay rentals for oil and natural gas leases, are charged to expense when incurred. The costs of acquiring or constructing support equipment and facilities used in oil and gas producing activities are capitalized. Production costs are charged to expense as incurred and are those costs incurred to operate and maintain our wells and related equipment and facilities.

Depreciation and depletion of producing oil and natural gas properties is recorded based on units of production. Acquisition costs of proved properties are amortized on the basis of all proved reserves, developed and undeveloped, and capitalized development costs (wells and related equipment and facilities) are amortized on the basis of proved developed reserves. As more fully described below, proved reserves are estimated annually by Legacy’s independent petroleum engineer, LaRoche Petroleum Consultants, Ltd. ("LaRoche"), and are subject to future revisions based on availability of additional information. Legacy’s in-house reservoir engineers prepare an updated estimate of reserves each quarter. Depletion is calculated each quarter based upon the latest estimated reserves data available. As discussed in Note 13, asset retirement costs are recognized when the asset is placed in service, and are amortized over proved developed reserves using the units of production method. Asset retirement costs are estimated by Legacy’s engineers using existing regulatory requirements and anticipated future inflation rates.

Upon sale or retirement of complete fields of depreciable or depletable property, the book value thereof, less proceeds from sale or salvage value, is charged to income. On sale or retirement of an individual well the proceeds are credited to accumulated depletion and depreciation.

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in Legacy's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. For the year ended December 31, 2018, Legacy recognized $58.7 million of impairment expense in 50 separate producing fields, due primarily to the further decline in oil and natural gas futures prices, increased expenses and well performance during the year ended December 31, 2018, which decreased the expected future cash flows below the carrying value of the assets. For the year ended December 31, 2017, Legacy recognized $37.3 million of impairment expense, in 47 separate producing fields, due primarily to the further decline in oil and natural gas futures prices, increased expenses and well performance during the year ended December 31, 2017, which decreased the expected future cash flows below the carrying value of the assets. For the year ended December 31, 2016, Legacy recognized $61.8 million of impairment expense, due primarily to well performance and the further decline in commodity prices during the year ended December 31, 2016, which decreased the expected future cash flows below the carrying value of the assets.

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred. Legacy recognized $9.3 million of impairment of unproven properties

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the year ended December 31, 2018. Legacy did not recognize impairment expense on unproved properties during the years ended December 31, 2017 and 2016.

(f) Oil, NGLs and Natural Gas Reserve Quantities

Legacy’s estimates of proved reserves are based on the quantities of oil, NGLs and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. LaRoche prepares a reserve and economic evaluation of all Legacy’s properties on a case-by-case basis utilizing information provided to it by Legacy and information available from state agencies that collect information reported to it by the operators of Legacy’s properties. The estimates of Legacy’s proved reserves have been prepared and presented in accordance with SEC rules and accounting standards.

Reserves and their relation to estimated future net cash flows impact Legacy’s depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. Legacy prepares its reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines. The independent engineering firm described above adheres to the same guidelines when preparing the reserve report. The accuracy of Legacy’s reserve estimates is a function of many factors including the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates.

Legacy’s proved reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of oil, NGLs and natural gas eventually recovered.

(g) Income Taxes

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

Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At December 31, 2018, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. Please see Note 16 for more information on Legacy's accounting for income taxes.

(h) Derivative Instruments and Hedging Activities

Legacy uses derivative financial instruments to achieve more predictable cash flows by reducing its exposure to oil and natural gas price fluctuations and interest rate changes. Legacy does not specifically designate derivative instruments as cash flow hedges, even though they reduce its exposure to changes in oil and natural gas prices and interest rates. Therefore, Legacy records the change in the fair market values of oil and natural gas derivatives in current earnings. Changes in the fair values of interest rate derivatives are recorded in interest expense (see Notes 10 and 11).

(i) Use of Estimates

Management of Legacy has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates. Estimates which are particularly significant to the consolidated financial statements include estimates of oil and natural gas reserves, valuation of derivatives, impairment of oil and natural gas properties, depreciation, depletion and amortization, asset retirement obligations and accrued revenues.

(j) Revenue Recognition

On January 1, 2018, Legacy adopted ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) using the modified retrospective method of transition applied to all contracts. ASU 2014-09 created ASC 606, Revenue from Contracts with Customers (ASC 606).
Legacy enters into contracts with customers to sell its produced oil, natural gas and NGLs. Revenue attributable to these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when Legacy’s performance obligations under these contracts are satisfied, which generally occurs when control of the oil, natural gas and NGLs transfers to the purchaser and collectability is reasonably assured. Given the nature of Legacy’s products sold, Legacy has concluded that control transfers to its customers at a point in time. In accordance with ASC 606, Legacy considers the following indicators of the transfer of control to determine the point in time at which control transfers to its customers: (i) Legacy has a present right to payment for the asset; (ii) the customer has legal title to the asset; (iii) Legacy has transferred physical possession of the asset; and (iv) the customer has the significant risks and rewards of ownership.
Oil Sales
Legacy's oil sales contracts are generally structured such that Legacy sells its oil production to the purchaser at a contractually specified delivery point at or near the wellhead. The crude oil production is priced on the delivery date based upon prevailing index prices less certain deductions related to oil quality and physical location. Legacy recognizes revenue when control transfers to the purchaser upon delivery at or near the wellhead based on the net price received from purchaser.
Natural Gas and NGL Sales
Under Legacy's gas processing contracts, Legacy delivers wet gas to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. The midstream processing entity processes the natural gas and remits proceeds to Legacy for the resulting sales of NGLs and residue gas. Under this contract structure, Legacy has determined that the midstream processing entity represents Legacy’s customer, and, consequently, Legacy recognizes revenue when control transfers to the midstream processing entity upon delivery. The amount of revenue recognized is based on the net amount of the proceeds received from the midstream processing entity, which is generally tied to the prevailing index prices for residue gas and NGLs less deductions for gathering, processing, transportation and other expenses.
Under Legacy's dry gas sales that do not require processing, Legacy sells its natural gas production to third party purchasers at a contractually specified delivery point at or near the wellhead. Pricing provisions are tied to a market index, with certain deductions based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas, and prevailing supply and demand conditions. Legacy recognizes revenue when control transfers to its third party purchasers upon delivery of the natural gas based on the relevant index price net of deductions.
Estimation
To the extent actual product volumes and related prices are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded as “Accounts receivable - oil and natural gas” in the accompanying consolidated balance sheets. Refer to Note 4 - Revenue from Contracts with Customer for additional information.
Imbalances
Natural gas imbalances occur when Legacy sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If Legacy receives less than its entitled share, the underproduction is recorded as a receivable. Legacy did not have any significant natural gas imbalance positions as of December 31, 2018, 2017 and 2016.

(k) Investments

Undivided interests in oil and natural gas properties owned through joint ventures are consolidated on a proportionate basis. Investments in entities where Legacy exercises significant influence, but not a controlling interest, are accounted for by the equity

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method. Under the equity method, Legacy’s investments are stated at cost plus the equity in undistributed earnings and losses after acquisition.

(l) Environmental

Legacy is subject to extensive federal, state and local environmental laws and regulations. These laws, which are frequently changing, regulate the discharge of materials into the environment and may require Legacy to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation are probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments is fixed and readily determinable.

(m) Income (Loss) Per Share

Basic income (loss) per share amounts are calculated using the weighted average number of shares outstanding during each period. Diluted income (loss) per share also gives effect to dilutive unvested restricted shares (calculated based upon the treasury stock method) (see Note 14). In accordance with ASC 805, income (loss) per share amounts for historical periods have been recomputed to reflect shares issued in the Corporate Reorganization.

(n) Segment Reporting

Legacy’s management initially treats each new acquisition of oil and natural gas properties as a separate operating segment. Legacy aggregates these operating segments into a single segment for reporting purposes.

 (o) Share-Based Compensation

Concurrent with its formation on March 15, 2006, a Long-Term Incentive Plan (“Legacy LP LTIP”) for Legacy was created. Due to Legacy’s history of cash settlements for option exercises unit appreciation rights ("UARs") and certain phantom unit awards, Legacy accounted for these awards under the liability method, which requires Legacy to recognize the fair value of each unit award at the end of each period. Expense or benefit is recognized as the fair value of the liability changes from period to period. Legacy accounted for executive phantom unit and restricted unit awards under the equity method. Pursuant to the terms of the Corporate Reorganization, the Legacy LP LTIP was terminated. On September 19, 2018, the Legacy Inc. 2018 Omnibus Incentive Plan (the "Legacy Inc, LTIP") was approved by the former unitholders of Legacy LP in connection wiht the Corporate Reorganization. Legacy accounts for the restricted stock units ("RSUs") under the equity method. Legacy’s shares outstanding, as reflected in the accompanying consolidated balance sheet at December 31, 2018, do not include 7,302,809 shares related to unvested RSUs.

(p) Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of December 31, 2018 and 2017.

	December 31,
	2018	2017
	(In thousands)
Accrued capital expenditures	$24,690	$33,198
Accrued lease operating expense	41,227	18,179
Revenue payable to joint interest owners	22,750	18,510
Accrued ad valorem tax	5,255	5,807
Other	4,964	5,624
	$98,886	$81,318

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(q) Restricted Cash

Restricted cash of $3.3 million and $3.2 million as of December 31, 2018 and 2017, respectively, is recorded in the "Prepaid expenses and other current assets" line. The restricted cash amounts represent various deposits to secure the performance of contracts, surety bonds and other obligations incurred in the ordinary course of business.

(r) Prior Year Financial Statement Presentation

Certain prior year balances have been reclassified to conform to the current year presentation of balances as stated in this annual report on Form 10-K.

(s) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms at commencement longer than twelve months. Legacy engaged a third party consultant to assist with its implementation of ASU 2016-02. Leases will be classified as either finance or operating, with that classification affecting the pattern of expense recognition in the income statement.
ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Legacy will adopt ASU 2016-02 using a modified retrospective approach in the first quarter of 2019 (that is, the period of adoption). At transition, Legacy will utilize the package of practical expedients provided in ASU 2016-02 that allow companies, among other things, to not reassess contracts that commenced prior to adoption. In addition, Legacy expects to utilize the practical expedient to not evaluate land easements that existed or expired before the adoption of ASU 2016-02 and that were not previously accounted for as leases under currently effective lease accounting guidance.
Legacy is evaluating the provisions of ASU 2016-02 and finalizing the impact it will have on its consolidated results of operations, financial position and financial disclosures. Legacy believes that the new guidance will impact its consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities that are not recognized under currently effective guidance (for example, operating leases). The adjustments that will be required upon implementation of ASU 2016-02, which Legacy anticipates to be less than $15 million, have not been finalized.
Legacy commonly enters into lease agreements in support of its operations for assets such as office space, vehicles, drilling rigs, compressors and other well equipment. In its efforts to determine the impact of ASU 2016-02, Legacy developed an implementation approach that included educating key stakeholders within the organization, analyzing systems reports to identify the types and volume of contracts that may meet the definition of a lease and performing a detailed review of material contracts identified through that analysis. Legacy is also implementing a financial lease accounting system solution to facilitate compliance with ASU 2016-02.

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  (2) Fair Values of Financial Instruments

The estimated fair values of Legacy’s financial instruments approximate the carrying amounts except as discussed below:

Debt. The carrying amount of the revolving long-term debt approximates fair value because Legacy’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The carrying amount of the second lien term loan debt under Legacy’s term loan credit agreement approximates fair value because Legacy’s current borrowing rate does not materially differ from market rates for similar borrowings. The fair value of the 8% senior notes due 2020 (the "2020 Senior Notes"), the 6.625% senior notes due 2021 (the "2021 Senior Notes") and the 8% convertible senior notes due 2023 (the "2023 Convertible Notes") was $97.8 million, $57.9 million and $42.3 million, respectively, as of December 31, 2018. As these valuations are based on unadjusted quoted prices in an active market, the fair values would be classified as Level 1.

Derivatives. See Note 10 for discussion of process used in estimating the fair value of commodity price and interest rate derivatives.

(3) Debt

Debt consists of the following at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Current debt
Credit Facility due 2019	$541,000	$—
Second Lien Term Loans due 2020	338,626	—
Unamortized debt issuance costs	(17,332)	—
Unamortized discount on Second Lien Term Loans	(5,648)	—
Total current debt, net	$856,646	$—

Long-term debt
Credit Facility due 2019	$—	$499,000
Second Lien Term Loans due 2020	—	205,000
8% Senior Notes due 2020	208,885	232,989
6.625% Senior Notes due 2021	131,279	432,656
8% Convertible Senior Notes due 2023	128,103	—
	$468,267	$1,369,645
Unamortized discount on Senior Notes	(31,517)	(13,101)
Unamortized debt issuance costs	(3,827)	(9,775)
Total long-term debt, net	$432,923	$1,346,769
Total debt, net	$1,289,569	$1,346,769

Credit Facility

On April 1, 2014, Legacy LP entered into a five years $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, Compass Bank, as syndication agent, UBS Securities LLC and U.S. Bank National Association, as co-documentation agents and the lenders party thereto (as amended, the “Credit Agreement”). On March 21, 2019, Legacy entered into the Twelfth Amendment to the Credit Agreement. Please see Note 18 for further discussion. Legacy's obligations under the Credit Agreement are secured by mortgages on over 95% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in its operating subsidiaries and Legacy's ownership interests in the General Partner. Concurrently with the Corporate Reorganization, the General Partner and Legacy Inc. provided guarantees of Legacy LP's obligations under the Credit Agreement. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit. The borrowing base was reaffirmed at $575 million as part of the fall 2018

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redetermination. The borrowing base is subject to semi-annual redeterminations on or about April 1 and October 1 of each year, but no redeterminations are scheduled between now and maturity on April 1, 2019. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. Legacy also has the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base then in effect. Any increase in the borrowing base requires the consent of all the lenders and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Credit Agreement. If the requisite lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Credit Agreement so long as it does not increase the borrowing base then in effect.

Prior to the Corporate Reorganization, the Credit Agreement contained a covenant that prohibited Legacy from paying distributions to its limited partners, including holders of its preferred units, if (i) Total Debt to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements were available was greater than 4.0 to 1.0 or (ii) Legacy had unused lender commitments of less than or equal to 15% of the total lender commitments then in effect. Following the consummation of the Corporate Reorganization, the Credit Agreement contains a covenant that prohibits Legacy from paying dividends to its stockholders, if (i) Total Debt to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available is greater than 3.0 to 1.0 or (ii) Legacy has unused lender commitments of less than or equal to 20% of the total lender commitments then in effect.

The Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•
as of any day, first lien debt to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available to not be greater than 2.5 to 1.0;

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

•
consolidated current assets, as of the last day of the most recent quarter and including the unused amount of the total commitments, to consolidated current liabilities as of the last day of the most recent quarter of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under FASB Accounting Standards Codification 815, which includes the current portion of oil, natural gas and interest rate derivatives; and

•
as of the last day of any fiscal quarter, the ratio of (a) the sum of (i) the net present value using NYMEX forward pricing, discounted at 10 percent per annum, of Legacy’s proved developed producing oil and gas properties as reflected in the most recent reserve report delivered either July 1 or December 31 of each year, as the case may be (giving pro forma effect to material acquisitions or dispositions since the date of such reports) (“PDP PV-10”), (ii) the net mark to market value of Legacy’s commodity derivative agreements and (iii) Legacy’s cash and cash equivalents, in each case as of such date to (b) Secured Debt as of such day to be equal to or less than 1.0 to 1.0.

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

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2018, Legacy had outstanding borrowings of $541 million under the Credit Agreement at a weighted average interest rate of 5.44% and therefore had approximately $32.9 million of borrowing availability remaining. For the year ended December 31, 2018, Legacy paid $27.3 million of interest expense on the Credit Agreement.

As of December 31, 2018, Legacy's ratio of current assets to current liabilities was less than 1.0 to 1.0, in violation of a covenant contained in the Credit Agreement. On March 21, 2019, Legacy received waivers with respect to compliance with such covenant for the fiscal quarter ended December 31, 2018 and the requirement of delivery of fiscal year 2018 audited financials without a "going concern" qualification or exception. Legacy was in compliance with all other covenants contained in the Credit Agreement. Depending on future oil and natural gas prices, Legacy could breach certain financial covenants under its Credit Agreement, which would constitute a default under its Credit Agreement. Such default, if not remedied, would require a waiver from Legacy's lenders in order for it to avoid an event of default and, subject to certain limitations, subsequent acceleration of all amounts outstanding under its Credit Agreement and potential foreclosure on its oil and natural gas properties. If the lenders under Legacy's Credit Agreement were to accelerate the indebtedness under its Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of its other outstanding indebtedness, including its Second Lien Term Loans (as defined below), its 8% Senior Notes due 2020 (the "2020 Senior Notes"), its 6.625% Senior Notes due 2021 (the "2021 Senior Notes") and its 8% Convertible Senior Notes due 2023 (the "2023 Convertible Notes" and, together with the 2020 Senior Notes and the 2021 Senior Notes, the “Senior Notes”), and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. While no assurances can be made that, in the event of a covenant breach, such a waiver will be granted, Legacy believes the long-term global outlook for commodity prices and its efforts to date will be viewed positively by its lenders.

Second Lien Term Loans

On October 25, 2016, Legacy entered into a Second Lien Term Loan Credit Agreement (as amended, the "Term Loan Credit Agreement") among Legacy, as borrower, Cortland Capital Market Services LLC ("Cortland"), as administrative agent and second lien collateral agent, and the lenders party thereto, providing for term loans up to an aggregate principal amount of $300.0 million (the “Second Lien Term Loans”). On May 21, 2019, Legacy entered into the Seventh Amendment to the Term Loan Credit Agreement. Please see Note 18 for further discussion. The Second Lien Term Loans under the Term Loan Credit Agreement are issued with an upfront fee of 2% and bear interest at a rate of 12% per annum payable quarterly in cash. GSO Capital Partners L.P. (“GSO”) and certain funds and accounts managed, advised or sub-advised, by GSO are the initial lenders thereunder. The Term Loan Credit Agreement matures on August 31, 2021; provided that, if on July 1, 2020, Legacy has greater than or equal to a face amount of $15.0 million of Senior Notes that were outstanding on the date the Term Loan Credit Agreement was entered into or any other senior notes with a maturity date that is earlier than August 31, 2021, the Term Loan Credit Agreement will mature on August 1, 2020. The Second Lien Term Loans are secured on a second lien priority basis by the same collateral that secures Legacy's Credit Agreement and are unconditionally guaranteed on a joint and several basis by the same wholly owned subsidiaries of Legacy that are guarantors under the Credit Agreement. In addition, upon consummation of the Corporate Reorganization, the General Partner and Legacy Inc. became guarantors. As of December 31, 2018, Legacy had approximately $338.6 million drawn under the Term Loan Credit Agreement. On December 31, 2017, Legacy entered into the Third Amendment to the Term Loan Credit Agreement (the "Third Amendment") among Legacy, as borrower, Cortland, as administrative agent and second lien collateral agent, and the lenders party thereto, including GSO and certain funds and accounts managed, advised or sub-advised by GSO, which, among other things, increased the maximum amount available for borrowing under the Second Lien Term Loans to $400.0 million, extended the availability of undrawn principal ($61.4 million of availability as of December 31, 2018) to October 25, 2019 and relaxed the asset coverage ratio to 0.85 to 1.00 until the fiscal quarter ended December 31, 2018. The Third Amendment became effective on January 5, 2018.

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

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements are available is greater than 3.00 to 1.00 or (ii) Legacy has unused lender commitments of less than or equal to 20% of the total lender commitments then in effect.

The Term Loan Credit Agreement also contains covenants that, among other things, require Legacy to:

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

At December 31, 2018, Legacy was in compliance with all covenants contained in the Second Lien Term Loan Credit Agreement.

For the year ended December 31, 2018, Legacy incurred interest expense of $41.0 million under the Second Lien Term Loan Credit Agreement.

8% Senior Notes Due 2020

On December 4, 2012, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $300.0 million of Legacy's 8% Senior Notes due 2020 (the "2020 Senior Notes"), which were subsequently registered through a public exchange offer that closed on January 8, 2014. The 2020 Senior Notes were issued at 97.848% of par.
Legacy has the option to redeem the 2020 Senior Notes, in whole or in part, at par together with any accrued and unpaid interest, if any, to the date of redemption.
Legacy may be required to offer to repurchase the 2020 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Legacy and Legacy Reserves Finance Corporation's obligations under the 2020 Senior Notes are guaranteed by its 100% owned subsidiaries Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP, Legacy Reserves Services, Inc., Legacy Reserves Energy Services LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC, which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as Legacy's Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of its, or any other guarantor's, other debt; or (vii) upon merging into, or transferring all of its properties

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to Legacy or another guarantor and ceasing to exist. Refer to Note 17 - Subsidiary Guarantors for further details on Legacy's guarantors.
The indenture governing the 2020 Senior Notes limits Legacy's ability and the ability of certain of its subsidiaries to (i) sell assets; (ii) pay distributions on, repurchase or redeem equity interests or purchase or redeem Legacy's subordinated debt, provided that such subsidiaries may pay dividends to the holders of their equity interests (including Legacy) and Legacy may pay distributions to the holders of its equity interests subject to the absence of certain defaults, the satisfaction of a fixed charge coverage ratio test and certain other conditions; (iii) make certain investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from certain of its subsidiaries to Legacy; (vii) consolidate, merge or transfer all or substantially all of Legacy's assets; (viii) engage in certain transactions with affiliates; (ix) create unrestricted subsidiaries; and (x) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications. If at any time when the 2020 Senior Notes are rated investment grade by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services and no Default (as defined in the indenture) has occurred and is continuing, many of such covenants will terminate and Legacy and its subsidiaries will cease to be subject to such covenants. Further, if the lenders under Legacy's Credit Agreement or Term Loan Credit Agreement were to accelerate the indebtedness under Legacy's Credit Agreement or Term Loan Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of the 2020 Senior Notes and permit the holders of such notes to accelerate the maturities of such indebtedness.
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
During the year ended December 31, 2018, Legacy exchanged 1,000,000 shares of Common Stock for $3.1 million of face amount of its outstanding 2020 Senior Notes. Legacy treated the exchange as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2020 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the fair value of the units issued in the exchange based on the closing price on the date of exchange.
During the year ended December 31, 2016, Legacy repurchased a face amount of $52.0 million of its 2020 Senior Notes on the open market. Legacy treated these repurchases as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2020 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price.

On June 1, 2016, Legacy exchanged 2,719,124 units representing limited partner interests in the Partnership for $15.0 million of face amount of its outstanding 2020 Senior Notes. Legacy treated this exchange as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2020 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the fair value of the units issued in the exchange based on the closing price on June 1, 2016.

The indenture also includes customary events of default. As of the December 31, 2018, the Company was in compliance with all covenants of the 2020 Senior Notes.

Interest is payable on June 1 and December 1 of each year.
6.625% Senior Notes Due 2021

On May 28, 2013, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $250 million of Legacy's 6.625% Senior Notes due 2021 (the "2021 Senior Notes"), which were subsequently registered through a public exchange offer that closed on March 18, 2014. The 2021 Senior Notes were issued at 98.405% of par.
On May 13, 2014, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of an additional $300 million of the 6.625% 2021 Senior Notes. These 2021 Senior Notes were issued at 99% of par.

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The terms of the 2021 Senior Notes, including details related to Legacy's guarantors, are substantially identical to the terms of the 2020 Senior Notes with the exception of the maturity date, interest rate and redemption provisions noted below. Legacy will have the option to redeem the 2021 Senior Notes, in whole or in part, at par together with any accrued and unpaid interest, if any, to the date of redemption.
Legacy may be required to offer to repurchase the 2021 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Legacy and Legacy Reserves Finance Corporation's obligations under the 2021 Senior Notes are guaranteed by the same parties and on the same terms as Legacy's 2020 Senior Notes discussed above. Further, if the lenders under Legacy's Credit Agreement or Term Loan Credit Agreement were to accelerate the indebtedness under Legacy's Credit Agreement or Term Loan Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of the 2021 Senior Notes and permit the holders of such notes to accelerate the maturities of such indebtedness.
As of December 31, 2018, the Company was in compliance with all covenants of the 2021 Senior Notes.
Interest is payable on June 1 and December 1 of each year.
On September 20, 2018, in connection with the exchange of approximately $109.0 million aggregate principal amount of 2021 Senior Notes for the same aggregate principal of the 2023 Convertible Notes, Legacy recognized a $10.7 million gain on extinguishment of debt, which consisted of the difference between (1) the face amount of the exchanged 2021 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the fair value of the new 2023 Convertible Notes.

During the year ended December 31, 2018, Legacy exchanged 2,000,000 shares of Common Stock for $5.3 million of face amount of its outstanding 2020 Senior Notes. Legacy treated the exchange as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2020 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the fair value of the units issued in the exchange based on the closing price on the date of exchange.
On December 31, 2017, Legacy entered into an agreement to repurchase a face amount of $187.1 million of its 2021 Senior Notes from certain holders in a single transaction. The transaction was funded on January 5, 2018 and will therefore be recognized in 2018. Legacy will treat this repurchase as an extinguishment of debt. Accordingly, Legacy will recognize a gain for the difference between (1) the face amount of the 2021 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price.

During the year ended December 31, 2016, Legacy repurchased a face amount of $117.3 million of its 2021 Senior Notes on the open market. Legacy treated these repurchases as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2021 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price.

For the year ended December 31, 2018, Legacy paid $34.6 million of cash interest expense for the 2020 Senior Notes and 2021 Senior Notes.

8% Convertible Senior Notes Due 2023 ("2023 Convertible Notes")

On September 20, 2018, the Issuers, completed private exchanges with certain holders of senior notes, pursuant to which the Issuers exchanged (i) $21.004 million aggregate principal amount of 2020 Senior Notes for $21.004 million aggregate principal amount of 2023 Convertible Notes and 105,020 shares of common stock and (ii) $109.0 million aggregate principal amount of 2021 Senior Notes for $109.0 million aggregate principal amount of 2023 Convertible Notes. The 2023 Convertible Notes were issued pursuant to an Indenture, dated as of September 20, 2018 (the “2023 Convertible Note Indenture”)

Upon issuance, the Company separately accounted for the liability and equity components in accordance with Accounting Standards Codification 470-20. The initial fair value of the 2023 Convertible Notes in its entirety (inclusive of the equity component related to the conversion option) was estimated using observable inputs such as trades that occurred on the day of the transaction. The liability component was recorded at the estimated fair value of a similar debt instrument without the conversion feature. The difference between the aggregate principal amount of the 2023 Convertible Notes and the fair value of the liability component was recorded as a debt discount and is being amortized to interest expense over the term of the notes using the effective interest method. The fair value of the liability component of the 2023 Convertible Notes was estimated at $101.0 million, resulting in a

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt discount of $29.0 million The equity component, representing the value of the conversion option, was computed by deducting the fair value of the liability component from the initial fair value of the 2023 Convertible Notes. The equity component was recorded in additional paid-in capital within stockholders’ equity and will not be remeasured as long as it continues to meet the conditions for equity classification.

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

The terms of the 2023 Convertible Notes, including the Guarantors, are substantially identical to the terms of the 2020 Senior Notes and 2021 Senior Notes with the exception of the interest rate, conversion and redemption provisions noted above. Additionally, if the lenders under Legacy's Credit Agreement or Term Loan Credit Agreement were to accelerate the indebtedness under Legacy's Credit Agreement or Term Loan Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of the 2023 Senior Notes and permit the holders of such notes to accelerate the maturities of such indebtedness.

During the year ended December 31, 2018, certain holders of the 2023 Convertible Notes exercised their option to convert $1.9 million of face amount of 2023 Convertible Notes in exchange for 316,828 shares of common stock.

Interest is payable on June 1 and December 1 of each year.

(4)	Impact of ASC 606 Adoption

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

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact of adoption on Legacy's current period results is as follows (in thousands):

	Twelve months ended December 31, 2018
	Under ASC 606	Under ASC 605	Change
	(In thousands)
Revenues:
Oil Sales	$375,444	$375,244	$(200)
Natural gas liquids (NGL) sales	27,750	27,232	(518)
Natural gas sales	151,667	145,135	(6,532)
	$554,861	$547,611	$(7,250)
Costs and expenses:
Oil and natural gas production	200,285	193,035	(7,250)

Net income	43,833	43,833	$—

Partners' deficit, as of January 1, 2018	271,687	271,687	$—

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

(5)	Revenue from Contracts with Customers

Oil, NGL and natural gas sales revenues are generally recognized at the point in time that control of the product is transferred to the customer and collectability is reasonably assured. This generally occurs when oil or natural gas has been delivered to a pipeline or a tank lifting has occurred. A more detailed summary of the sale of each product type is included below.

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

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies. Legacy recognizes revenue upon delivery of the natural gas to third party purchasers based on the relevant index price net of deductions.

Imbalances

Natural gas imbalances occur when Legacy sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If Legacy receives less than its entitled share, the underproduction is recorded as a receivable. Legacy did not have any significant natural gas imbalance positions as of December 31, 2018, 2017 and 2016.

Disaggregation of Revenue

Legacy has identified three material revenue streams in its business: oil sales, NGL sales, and natural gas sales. Revenue attributable to each of Legacy's identified revenue streams is disaggregated in the table below.

Twelve Months Ended
December 31,
2018
(In thousands)
Revenues:
Oil sales	$375,444
Natural gas liquids (NGL) sales	27,750
Natural gas sales	151,667
Total revenues	$554,861

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

Contract balances

Under Legacy's product sales contracts, it is entitled to payment from purchasers once its performance obligations have been satisfied upon delivery of the product, at which point payment is unconditional and invoiced amounts are recorded as “Accounts receivable - oil and natural gas” in its consolidated balance sheet.

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Legacy records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Legacy has existing internal controls in place for its estimation process, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the twelve months ended December 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

(6) Asset Acquisitions and Dispositions

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

During the year ended December 31, 2018, Legacy divested certain individually immaterial oil and natural gas assets for net cash proceeds of $55.0 million. These dispositions were treated as asset sales and resulted in a gain on disposition of assets of $23.8 million during the period.

(7) Related Party Transactions

Blue Quail Energy Services, LLC (“Blue Quail”), a company specializing in water transfer services, is an affiliate of Moriah Energy Services LLC, an entity which former Legacy director Cary D. Brown is a principal. Legacy has contracted with Blue Quail to provide water transfer services and paid $169,949, $9,758 and $98,297 in 2018, 2017 and 2016, respectively to Blue Quail for such services.

(8) Commitments and Contingencies

From time to time Legacy is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, Legacy is not currently a party to any proceeding that it believes could have a potential material adverse effect on its financial condition, results of operations or cash flows.

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

Legacy has employment agreements with its officers. The employment agreements with its officers specify that if the officer is terminated by Legacy for other than cause or following a change in control, the officer shall receive severance pay ranging from 12 to 36 months salary plus bonus and COBRA benefits, respectively.

(9) Business and Credit Concentrations

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash

Legacy maintains its cash in bank deposit accounts, which, at times, may exceed federally insured amounts. Legacy has not experienced any losses in such accounts. Legacy believes it is not exposed to any significant credit risk on its cash.

 Revenue and Accounts Receivable

Substantially all of Legacy’s accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact Legacy’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, Legacy has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2018, 2017 or 2016. Legacy cannot ensure that such losses will not be realized in the future. A listing of oil and natural gas purchasers exceeding 10% of Legacy’s sales is presented in Note 12.

Commodity Derivatives

Due to the volatility of oil and natural gas prices, Legacy periodically enters into price-risk management transactions (e.g., swaps, collars and enhanced swaps) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. Legacy values these transactions at fair value on a recurring basis (Note 10). As of December 31, 2018, Legacy’s commodity derivative transactions have a fair value favorable to the Company of $67.2 million, collectively. Legacy enters into commodity derivative transactions with entities which Legacy's management believes are creditworthy. In addition, Legacy reviews and assesses the creditworthiness of these institutions on a routine basis.

(10) Fair Value Measurements

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Legacy’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 and 2017:

	December 31, 2018
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Current
Commodity derivatives	$—	$69,288	$—	$69,288	$(4,670)	$64,618
Interest rate derivatives	—	2,044	—	2,044	—	2,044
Noncurrent
Commodity derivatives	—	3,473	—	3,473	(338)	3,135
Interest rate derivatives	—	—	—	—	—	—

Liabilities:
Current
Commodity derivatives	—	(4,670)	—	(4,670)	4,670	—
Noncurrent
Commodity derivatives	—	(888)	—	(888)	338	(550)
	$—	$69,247	$—	$69,247	$—	$69,247

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2017
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Current
Commodity derivatives	$—	$19,792	$—	$19,792	$(7,204)	$12,588
Interest rate derivatives	—	837	—	837	(1)	836
Noncurrent
Commodity derivatives	—	14,278	—	14,278	(1,460)	12,818
Interest rate derivatives	—	1,281	—	1,281		1,281

Liabilities:
Current
Commodity derivatives	—	(21,027)	(4,191)	(25,218)	7,204	(18,014)
Interest rate derivatives	—	(1)	—	(1)	1	—
LTIP liability	—	(1,947)	—	(1,947)		(1,947)
Noncurrent
Commodity derivatives	—	(1,637)	(897)	(2,534)	1,460	(1,074)
Interest rate derivatives	—			—		—
	$—	$11,576	$(5,088)	$6,488	$—	$6,488

Legacy estimates the fair values of its commodity swaps based on published forward commodity price curves for the underlying commodities as of the date of the estimate for those commodities for which published forward pricing is readily available. For those commodity derivatives for which forward commodity price curves are not readily available, Legacy estimates, with the assistance of third-party pricing experts, the forward curves as of the date of the estimate. Legacy validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming, where applicable, that those securities trade in active markets. Legacy estimates the option value of puts and calls combined into hedges, including costless collars, three-way collars and enhanced swaps using an option pricing model which takes into account market volatility, market prices, contract parameters and discount rates based on published LIBOR rates and interest swap rates. Due to the lack of an active market for periods beyond one-month from the balance sheet date for Legacy's oil price differential swaps, Legacy has reviewed historical differential prices and known economic influences to estimate a reasonable forward curve of future pricing scenarios based upon these factors. In order to estimate the fair value of its interest rate swaps, Legacy uses a yield curve based on money market rates and interest rate swaps, extrapolates a forecast of future interest rates, estimates each future cash flow, derives discount factors to value the fixed and floating rate cash flows of each swap, and then discounts to present value all known (fixed) and forecasted (floating) swap cash flows. Curve building and discounting techniques used to establish the theoretical market value of interest bearing securities are based on readily available money market rates and interest swap market data. The determination of the fair values above incorporates various factors including the impact of Legacy's non-performance risk and the credit standing of the counterparties involved in Legacy’s derivative contracts. The risk of nonperformance by Legacy’s counterparties is mitigated by the fact that enters into derivative transactions with entities which Legacy's management believes are creditworthy. In addition, Legacy routinely monitors the creditworthiness of its counterparties. As the factors described above are based on significant assumptions made by management, these assumptions are the most sensitive to change.

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	December 31,
	2018		2017	2016
	(In thousands)
Beginning balance	$(5,088)		$8	$(4,493)
Total gains (losses)	30,571		(5,073)	253
Settlements	(22,379)		(23)	4,248
Transfers	(3,104)	(a)	—	—
Ending balance	$—		$(5,088)	$8
Gains (losses) included in earnings relating to derivatives
still held as of December 31, 2018, 2017 and 2016	$—		$(5,088)	$68
____________________

(a)
Due to the lack of a historical market, we have historically accounted for our Midland-to-Cushing crude oil differential swaps as Level 3. However, with recent widening differentials, an active market has been created in which quoted prices are readily observable. As such, we have determined that the inputs used to value these derivatives now classify as Level 2 and transferred the value of the derivatives into Level 2.

During periods of market disruption, including periods of volatile oil and natural gas prices, rapid credit contraction or illiquidity, it may be difficult to value certain of the Legacy's derivative instruments if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with observable data that become illiquid due to changes in the financial environment. In such cases, more derivative instruments may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in valuations with less certainty. Further, rapidly changing commodity and unprecedented credit and equity market conditions could materially impact the valuation of derivative instruments as reported within Legacy's consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on Legacy's results of operations or financial condition.

Fair Value on a Non-Recurring Basis

Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination, measurements of oil and natural gas property impairments, and the initial recognition of asset retirement obligations, for which fair value is used. These asset retirement obligation ("ARO") estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, Legacy has designated these measurements as Level 3. A reconciliation of the beginning and ending balances of Legacy’s ARO is presented in Note 13.

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonrecurring fair value measurements of proved oil and natural gas properties during the years ended December 31, 2018 and 2017 consist of adjustments of the carrying value oil and natural gas properties to their fair value of $43.9 million and $31.9 million, respectively. Legacy periodically reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. During the year ended December 31, 2018, Legacy incurred impairment charges of $58.7 million as oil and natural gas properties with a net cost basis of $102.6 million were written down to their fair value of $43.9 million. During the year ended December 31, 2017, Legacy incurred impairment charges of $37.3 million as oil and natural gas properties with a net cost basis of $69.1 million were written down to their fair value of $31.8 million. In order to determine whether the carrying value of an asset is recoverable, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The remaining $9.3 million of impairment during the year ended December 31, 2018 represented impairment of unproved properties acquired since 2010 that are no longer viable for development.

(11) Derivative Financial Instruments

Commodity derivative transactions

Due to the volatility of oil and natural gas prices, Legacy periodically enters into price-risk management transactions (e.g., swaps and enhanced swaps) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. While the use of these arrangements limits Legacy’s ability to benefit from increases in the prices of oil and natural gas, it also reduces Legacy’s potential exposure to adverse price movements. Legacy’s arrangements, to the extent it enters into any, apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit Legacy’s potential gains from future increases in prices. None of these instruments are used for trading or speculative purposes.

These derivative instruments are intended to mitigate a portion of Legacy’s price-risk and may be considered hedges for economic purposes, but Legacy has chosen not to designate them as cash flow hedges for accounting purposes. Therefore, all derivative instruments are recorded on the balance sheet at fair value with changes in fair value being recorded in current period earnings.

By using derivative instruments to mitigate exposures to changes in commodity prices, Legacy exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes Legacy, which creates credit risk. Legacy minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties.

The following table sets forth a reconciliation of the changes in fair value of Legacy's commodity derivatives for the years ended December 31, 2018, 2017, and 2016.

	December 31,
	2018	2017	2016
	(In thousands)
Beginning fair value of commodity derivatives	$6,318	$12,698	$118,427
Total gain (loss) crude oil derivatives	54,380	(15,325)	(9,410)
Total gain (loss) natural gas derivatives	(5,208)	33,101	(31,814)
Crude oil derivative cash settlements paid (received)	16,845	(11,840)	(37,464)
Natural gas derivative cash settlements received	(5,130)	(12,316)	(27,041)
Ending fair value of commodity derivatives	$67,205	$6,318	$12,698

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2018, Legacy had the following NYMEX WTI crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2019	3,285,000	$61.33	$57.15	-	$67.65

As of December 31, 2018, Legacy had the following Midland-to-Cushing crude oil differential swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2019	2,193,000	$(3.62)	$(5.60)	-	$(1.15)

As of December 31, 2018, Legacy had the following Midland-to-Cushing crude oil differential enhanced swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

Calendar Year	Volumes (Bbls)	Average Short Call Price per Bbl	Average Swap Price per Bbl
2019	$1,460,000	$70.00	$(2.91)

As of December 31, 2018, Legacy had the following NYMEX Henry Hub natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price Range
Calendar Year	Volumes (MMBtu)	Price per MMBtu	per MMBtu
2019	37,175,000	$3.36	$3.05	-	$4.40

As of December 31, 2018, Legacy had the following Henry Hub NYMEX to CIG natural gas differential swaps paying a floating differential and receiving a fixed differential for a portion of its future natural gas production as indicated below:

		Average	Price Range
Calendar Year	Volumes (MMBtu)	Price per MMBtu	per MMBtu
2019	3,600,000	$(0.47)	$(0.46)	-	$(0.49)

Interest rate derivative transactions

Due to the volatility of interest rates, Legacy periodically enters into interest rate risk management transactions in the form of interest rate swaps for a portion of its outstanding debt balance. These transactions allow Legacy to reduce exposure to interest rate fluctuations. While the use of these arrangements limits Legacy’s ability to benefit from decreases in interest rates, it also reduces Legacy’s potential exposure to increases in interest rates. Legacy’s arrangements, to the extent it enters into any, apply to only a portion of its outstanding debt balance, provide only partial protection against interest rate increases and limit Legacy’s potential savings from future interest rate declines. It is never management’s intention to hold or issue derivative instruments for speculative trading purposes. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in overhedged amounts.

Legacy does not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings and classified as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2018	2017	2016
	(In thousands)
Beginning fair value of interest rate swaps	$2,117	$183	$(362)
Total gain (loss) loss on interest rate swaps	1,213	1,168	(2,108)
Cash settlements paid	(1,286)	766	2,653
Ending fair value of interest rate swaps	$2,044	$2,117	$183

The table below summarizes the interest rate swap assets and liabilities as of December 31, 2018.

	Weighted Average Fixed	Effective	Maturity	Estimated Fair Market Value at December 31,
Notional Amount	Rate	Date	Date	2018
	(Dollars in thousands)
$235,000	1.363%	9/1/2015	9/1/2019	2,044
Total fair value of interest rate derivatives				$2,044

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Sales to Major Customers

For the year ended December 31, 2018 and 2017, Legacy sold oil, NGL and natural gas production representing 10% or more of total revenues to the purchasers as detailed in the table below. For the year ended December 31, 2016, Legacy did not sell oil, NGL or natural gas production representing 10% or more of total revenue to any one customer.

	2018	2017	2016
Plains Marketing, LP	20%	10%	6%
Rio Energy International Inc	13%	9%	3%

(13) Asset Retirement Obligation

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred and becomes determinable. When liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the additions to the ARO asset and liability is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors; and (iv) a credit-adjusted risk-free interest rate. These inputs require significant judgments and estimates by Legacy's management at the time of the valuation and are the most sensitive and subject to change. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon Legacy’s periodic review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using Legacy’s credit-adjusted-risk-free rate. The carrying value of the ARO is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost. When obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from Legacy's balance sheet. Any difference in the cost to plug and the related liability is recorded as a gain or loss on Legacy's statement of operations in the disposal of assets line item.

The following table reflects the changes in the ARO during the years ended December 31, 2018, 2017 and 2016.

	December 31,
	2018	2017	2016
	(In thousands)
Asset retirement obligation — beginning of period	$274,686	$272,148	$286,405
Liabilities incurred with properties acquired	226	62	24
Liabilities incurred with properties drilled	65	39	1
Liabilities settled during the period	(2,258)	(1,891)	(2,351)
Liabilities associated with properties sold	(27,673)	(8,464)	(24,605)
Current period accretion	12,568	12,792	12,674
Current period revisions to previous estimates	(4,880)	—	—
Asset retirement obligation — end of period	$252,734	$274,686	$272,148

Each year Legacy reviews and, to the extent necessary, revises its ARO estimates. During 2018, Legacy reviewed future anticipated abandonment dates with previous estimates and, as a result, decreased its estimate of future asset retirement obligations by $4.9 million. During 2016 and 2017, no revisions of previous estimates were deemed necessary.

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Stockholders' Deficit / Partners' Deficit

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

Incentive Distribution Units

On September 20, 2018, all of Legacy LP's Incentive Distribution Units outstanding were cancelled in connection with the Corporate Reorganization.

Loss per share / unit

The following table sets forth the computation of basic and diluted loss per share / unit:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Income/(loss)	$43,833	$(53,897)	$(55,820)
Income/(loss) attributable to shareholders	$43,833	$(53,897)	$(55,820)
Weighted average number of shares outstanding	105,087	100,049	98,249
Effect of dilutive securities:
Restricted and phantom units	—	—	—
Weighted average units and potential units outstanding	105,087	100,049	98,249
Basic and diluted income/(loss) per share	$0.42	$(0.54)	$(0.57)

As of December 31, 2018, 7,302,809 restricted stock units were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. As of December 31, 2017, 241,373 restricted units and 1,389,773 phantom units were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect. As of December 31, 2016, 484,447 restricted units and 1,212,692 phantom units were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect.

As of December 31, 2018, 21,356,510 shares related to 2023 Convertible Notes were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15) Stock-Based Compensation

Legacy LP Long Term Incentive Plan

On March 15, 2006, a Long-Term Incentive Plan (as amended, “LTIP”) for Legacy was created and Legacy adopted the LTIP for its employees, consultants and directors, its affiliates and its general partner. The awards under the long-term incentive plan may include unit grants, restricted units, phantom units, unit options and unit appreciation rights (“UARs”). The LTIP permits the grant of awards that may be made or settled in units up to an aggregate of 5,000,000 units. As of September, 2018 grants of awards net of forfeitures and, in the case of phantom units, historical exercises covering 3,459,197 units had been made, comprised of 266,014 unit option awards, 988,207 restricted unit awards, 1,424,114 phantom unit awards and 780,862 unit awards. Pursuant to the terms of the Corporate Reorganization, the Legacy LP long-term incentive plan ("Legacy LP LTIP") was terminated.

Unit Appreciation Rights

A UAR is a notional unit that entitles the holder, upon vesting, to receive cash valued at the difference between the closing price of units on the exercise date and the exercise price, as determined on the date of grant. Because these awards are settled in cash, Legacy accounts for the UARs under the liability method.

During the year ended December 31, 2016, Legacy issued (i) 204,500 UARs to employees which vest ratably over a three-year period and (ii) 96,520 UARs to employees which cliff-vest at the end of a three-year period. Legacy did not issue UARs to employees during the years ended December 31, 2017 and 2018. All outstanding UARs were exercised or forfeited in connection with the Corporate Reorganization.

For the years ended December 31, 2018, 2017 and 2016, Legacy recorded compensation (benefit) expense of $(169,024), $(37,240) and $223,569, respectively, due to the changes in the compensation liability related to the above awards based on its use of the Black-Scholes model to estimate the December 31, 2018, 2017 and 2016 fair value of these UARs. All outstanding UARs vested on September 20, 2018 in connection with the Corporate Reorganization and were subsequently exercised or forfeited.

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

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of UAR activity for the year ended December 31, 2018, 2017 and 2016 is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	936,116	$20.61
Expired	(21,067)	$16.07
Forfeited	(30,503)	$19.80
Outstanding at December 31, 2016	884,546	$20.75	3.67	$—
UARs exercisable at
December 31, 2016	570,369	$24.38	2.77	$—
Outstanding at January 1, 2017	884,546	$20.75
Expired	(147,024)	$24.50
Forfeited	(15,501)	$13.91
Outstanding at December 31, 2017	722,021	$20.13	3.29	$—
UARs exercisable at
December 31, 2017	592,522	$23.23	2.99	$—
Outstanding at January 1, 2018	722,021	$20.13
Expired	(90,844)	$4.69
Forfeited	(631,177)	$22.35
Outstanding at December 31, 2018	—	$—	0.00	$—
UARs exercisable at
December 31, 2018	—	$—	0.00	$—

The following table summarizes the status of Legacy’s non-vested UARs since January 1, 2018:

	Non-Vested UARs
	Number of Units	Weighted- Average Exercise Price
Non-vested at January 1, 2018	129,499	$5.97
Vested	(124,832)	5.99
Forfeited	(4,667)	5.25
Non-vested at December 31, 2018	—	$—

Phantom Units

Legacy previously issued phantom units under the Legacy LP LTIP to executive officers. A phantom unit is a notional unit that entitles the holder, upon vesting, to receive either one Partnership unit for each phantom unit or the cash equivalent of a Partnership unit, as stipulated by the form of the grant. Legacy accounted for the phantom units settled in Partnership units by utilizing the equity method. Legacy accounted for the phantom units settled in cash by utilizing the liability method. 391,674 Phantom units that settle in cash and 1,032,440 phantom units that settle in units vested on September 20, 2018 in connection with the Corporate Reorganization.

Compensation expense related to the phantom units was $22.9 million, $4.6 million and $3.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Units

Legacy LP previously issued restricted units to certain employees and members of management. All restricted units vested on September 20, 2018 in connection with the Corporate Reorganization.

Compensation expense related to restricted units was $0.8 million, $1.5 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Board Units

On May 10, 2016, Legacy granted and issued 39,526 units to each of its five non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $2.59 at the time of issuance. On May 16, 2017, Legacy granted and issued 47,847 units to each of its six non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $2.04 at the time of issuance. On May 15, 2018, Legacy granted and issued 12,019 units to four non-employee directors who serve on the Board of Directors of Legacy and 6,010 units to two non-employee directors of Legacy LP who do not serve on the Board of Directors of Legacy Inc. The value of each unit was $8.69 at the time of issuance. None of these units were subject to vesting. Legacy recognized the expense associated with the unit grants on the date of grant.

Legacy Reserves Inc. 2018 Omnibus Incentive Plan

On September 19, 2018, the Legacy Inc. 2018 Omnibus Incentive Plan (the "Legacy Inc. LTIP") was approved by the former unitholders of Legacy LP in connection with the Corporate Reorganization for it and its affiliates' employees, consultants and directors. The Legacy Inc. LTIP provides for up to 10,500,000 shares (the "Share Reserve") to be used for awards, and that the Share Reserve will increase proportionately by 10% of all shares of common stock issued by Legacy Inc. after the effective date of the Legacy Inc. LTIP and before the first anniversary of the effective date. The awards under the Legacy Inc. LTIP may include stock grants, restricted stock, restricted stock units and stock options. As of December 31, 2018, grants of awards net of forfeitures covering 7,335,379 shares had been made, compromised of 7,302,809 restricted stock units and 32,570 stock awards.

Restricted Stock Units

During the twelve months ended December 31, 2018, Legacy issued an aggregate 7,302,809 restricted stock units ("RSUs") to both executive and non-executive employees. The RSUs vest generally over a three or four-year period. Compensation expense related to the RSUs was $4.1 million for the twelve months ended December 31, 2018. RSUs are accounted for under the equity method.

A summary of RSU activity for the year ended December 31, 2018 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	—	$—
Granted	7,523,720	$4.89
Expired	—	$—
Forfeited	(220,911)	$5.14
Outstanding at December 31, 2018	7,302,809	$4.88

As of December 31, 2018, there was a total of $31.5 million of unrecognized compensation expense related to the unvested portion of these RSUs. At December 31, 2018, this cost was expected to be recognized over a weighted-average period of 3.2 years. Pursuant to the provisions of ASC 718, Legacy's issued shares, as reflected in the accompanying consolidated balance sheet at December 31, 2018, do not include 7,302,809 shares related to unvested RSUs.

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board Shares

On September 25, 2018, Legacy granted and issued 5,030 shares to four non-employee directors who serve on the Board of Directors of Legacy in accordance with Legacy's director compensation policy. The value of each share was $4.97 at the time of issuance.

On October 16, 2018, Legacy granted and issued 12,450 shares to one non-employee director who serves on the Board of Directors of Legacy in accordance with Legacy's director compensation policy. The value of each share was $5.02 at the time of issuance.

(16) Income Taxes

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
On December 22, 2017, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The provisions of the Tax Act that impact Legacy include, but are not limited to, (1) reducing the U.S. federal corporate income tax rate from 35% to 21%, (2) full expensing of certain qualified property acquired after September 27, 2017, (3) limitations on the maximum deduction for net operating loss (NOL) as well as indefinite life carryforwards for tax years beginning after December 31, 2017 and (4) limitations on the maximum deduction for net business interest expense in tax years beginning after December 31, 2017. Legacy has previously recorded all amounts for the income effects of the Tax Act as of December 31, 2017.

The effective income tax rates for the years ended December 31, 2018, 2017 and 2016 were 6.3% and (2.7)% and (2.3)%, respectively. For the year ended December 31, 2018, our effective tax rate differed from the statutory rate primarily due to Legacy LP’s income not being subject to U.S. federal income tax, 2023 Convertible Notes issuance, Texas margins tax, and the valuation allowance. For the twelve months ended December 31, 2017, our effective tax rate differed from the statutory rate primarily due to Legacy LP’s income not being subject to U.S. federal income tax and Texas margins tax. For the year ended December 31, 2016, our effective tax rate differed from the statutory rate primarily due to Legacy LP’s income not being subject to U.S. federal income tax and Texas margins tax.

For the years ended December 31, 2018, 2017 and 2016 we recorded income/(loss) before income taxes of $46.8 million, $(52.5) million and $(54.6) million, respectively. All of Legacy's income is sourced within the United States.

The income tax expense (benefit) consists of:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Current:
Federal	$140	$1,911	$1,183
State	(147)	(52)	(193)
Total current income tax expense (benefit)	(7)	1,859	990
Deferred:
Federal	$1,270	$(464)	$(782)
State	1,705	3	1,021
Total deferred income tax expense (benefit)	2,975	(461)	239
Total income tax expense	$2,968	$1,398	$1,229

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

	Years Ended December 31,
	2018	2017	2016

Tax at federal statutory rate	21.0%	35.0%	35.0%
Partnership loss not subject to federal tax	16.6%	(36.1)%	(35.7)%
Federal rate change	—%	(1.6)%	—%
2023 Convertible Notes issuance	7.4%	—%	—%
Valuation allowance adjustment	(44.1)%	—%	—%
Texas margins tax	6.1%	(1.6)%	(2.0)%
Other	(0.7)%	1.6%	0.4%
Effective tax rate	6.3%	(2.7)%	(2.3)%

Deferred income tax balances representing the tax effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities are as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Oil and natural gas properties	$91,948	$1,840
Net operating losses	12,961	—
Interest expense	6,668	—
Other	—	1,176
Total deferred tax assets	111,577	3,016
Deferred tax liabilities
Hedging activities	(15,934)	(32)
Other	(1,585)	(11)
Total deferred tax liabilities	(17,519)	(43)

Valuation allowance	(94,058)	—

Net deferred tax assets	$—	$2,973

At December 31, 2018, Legacy had a federal net operating loss carry forward of $57 million, which are subject to an 80% taxable income limitation under the Tax Act. Legacy also has a net interest expense carryover of $29 million under Section 163(j) of the Code subject to indefinite carryover. Legacy has state net operating loss carry forwards of approximately $21 million which will expire in varying amounts beginning in 2023. Legacy has recorded a full valuation allowance against the federal net operating losses, the state net operating losses, the net interest expense carryover and other deferred tax assets and liabilities because it is probable that these attributes will not be realized.

In assessing the realizability of net deferred tax assets, Legacy's management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2018, a full valuation allowance has been recorded as management has determined that it is more likely than not that the net deferred tax asset will not be realized. The full valuation allowance could be adjusted in future periods if objective negative evidence is no longer present and additional weight is given to subjective evidence.

Table of Contents         LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the applicable accounting standards, Legacy recognizes only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions to identify any material uncertain tax positions, Legacy developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. It is Legacy’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2018. The tax years 2010 through 2018 remain subject to examination by the major tax jurisdictions.

(17) Guarantors

Legacy LP's 2020 Senior Notes were issued in a private offering on December 4, 2012 and were subsequently registered through a public exchange offer that closed on January 8, 2014. Legacy LP's 2021 Senior Notes were issued in two separate private offerings on May 28, 2013 and May 8, 2014. $250 million aggregate principal amount of our 2021 Senior Notes were subsequently registered through a public exchange offer that closed on March 18, 2014. The remaining $300 million of aggregate principal amount of Legacy's 2021 Senior Notes were subsequently registered through a public exchange offer that closed on February 10, 2015. Legacy LP's 2023 Convertible Notes were issued in exchange for portions of the 2020 Senior Notes and 2021 Senior Notes on September 20, 2018. The 2020 Senior Notes, the 2021 Senior Notes and the 2023 Convertible Notes are guaranteed by Legacy LP's 100% owned subsidiaries Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP, Legacy Reserves Services LLC, Legacy Reserves Energy Services LLC, Legacy Marketing LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC, which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation, and certain other future subsidiaries (the “Guarantors”, together with any future 100% owned subsidiaries that guarantee the Partnership's 2020 Senior Notes, 2021 Senior Notes and the 2023 Convertible Notes, the “Subsidiaries”) as well as Legacy Inc. and the General Partner, as parent guarantors (the "Parent Guarantors"). The Subsidiaries are 100% owned, directly or indirectly, by the Partnership and the guarantees by the Subsidiaries are full and unconditional, except for customary release provisions described in “—Footnote 2—Debt.” Legacy LP is 100% owned, directly or indirectly, by the Parent Guarantors and the guarantees by the Parent Guarantors are full and unconditional, except for customary release provisions described in “—Footnote 3—Debt.” Legacy LP has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. The guarantees constitute joint and several obligations of the Guarantors and Parent Guarantors.

(18) Subsequent Events

Amendments to Credit Agreement and Term Loan Credit Agreement

On March 21, 2019, we entered into the Twelfth Amendment (the “Twelfth Amendment”) to our Credit Agreement.  The Twelfth Amendment provides for, among other things, (i) an extension of the maturity of the Credit Agreement to May 31, 2019, (ii) an increase in the applicable interest rate by 2.25%, (iii) the payment of a fee equal to 0.35% of the amount of the current borrowing base under the Credit Agreement, payable on the effective date of the Twelfth Amendment, (iv) the mandatory termination of our derivative contracts three days prior to the maturity of the Credit Agreement, (vi) the reduction in the borrowing base from $575 million to $570 million, effective May 22, 2019, (vii) the reduction in the maximum consolidated cash balance we can maintain without prepaying the loans to $15 million, effective April 1, 2019 and (viii) the payment of a fee equal to 0.15% of the amount of the current borrowing base under the Credit Agreement, payable on the earliest to occur of (x) May 31, 2019 or (y) an acceleration of the outstanding indebtedness under the Credit Agreement.  Additionally, the Amendment waives certain deviations from the requirements of the Credit Agreement, including the delivery of fiscal year 2018 audited financial statements with a “going concern” or like qualification or exception and non-compliance with the current ratio covenant for the fourth quarter of 2018.

On March 21, 2019, we entered into the Seventh Amendment (the “Seventh Amendment”) to our Term Loan Credit Agreement.  The Seventh Amendment waives, through May 31, 2019, the requirement of the Term Loan Credit Agreement that the delivery of fiscal year 2018 audited financial statements not include a “going concern” or like qualification or exception.  The Seventh Amendment also provides for, among other things, (i) an increase in the applicable interest rate by 2.25%, (ii) a fee equal to 0.35% of the aggregate amount of term loans currently outstanding under the Term Loan Credit Agreement, to be paid in kind by increasing the aggregate amount of term loans outstanding as of the effective date of the Seventh Amendment and (iii) a fee equal to 0.15% of the aggregate amount of term loans currently outstanding under the Term Loan Credit Agreement, to be paid in kind by increasing the aggregate amount of term loans outstanding on the earliest to occur of (x) May 31, 2019 or (y) an acceleration of the outstanding indebtedness under the Term Loan Credit Agreement.

Table of Contents          LEGACY RESERVES INC.
SUPPLEMENTARY INFORMATION

Costs Incurred in Oil and Natural Gas Property Acquisition and Development Activities (Unaudited)

Costs incurred by Legacy in oil and natural gas property acquisition and development are presented below:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Development costs	$229,556	$176,827	$29,499
Exploration costs	—	—	—
Acquisition costs:
Proved properties	7,456	148,776	11,998
Unproved properties	6,007	14,575	24
Total acquisition, development and exploration costs	$243,019	$340,178	$41,521

Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. Development costs include costs incurred to gain access to and prepare development well locations for drilling, to drill and equip development wells, and to provide facilities to extract, treat, and gather natural gas. Please see page F-3 for total capitalized costs and associated accumulated depletion.

Table of Contents         LEGACY RESERVES INC.
SUPPLEMENTARY INFORMATION — (Continued)

Net Proved Oil, NGL and Natural Gas Reserves (Unaudited)

The proved oil, NGL and natural gas reserves of Legacy have been estimated by an independent petroleum engineer, LaRoche, as of December 31, 2018, 2017 and 2016. These reserve estimates have been prepared in compliance with the Securities and Exchange Commission rules and accounting standards based on the 12-month unweighted first-day-of-the-month average price for December 31, 2018, 2017 and 2016.

An analysis of the change in estimated quantities of oil and natural gas reserves, all of which are located within the United States, is shown below:

	Oil (MBbls)	NGL (MBbls)(a)	Natural Gas (MMcf)(a)	Total (MBoe)
Total Proved Reserves:
Balance, December 31, 2015	36,143	7,750	721,633	164,166
Purchases of minerals-in-place	13	—	156	39
Sales of minerals-in-place	(1,185)	(40)	(5,573)	(2,154)
Revisions from ownership changes	(142)	5	180	(107)
Extensions and discoveries	4,458	54	6,909	5,664
Revisions of previous estimates due to price	(3,358)	746	(12,987)	(4,777)
Revisions of previous estimates due to performance	548	203	(16,474)	(1,995)
Production	(4,019)	(875)	(66,824)	(16,032)
Balance, December 31, 2016	32,458	7,843	627,020	144,804
Purchases of minerals-in-place	6,363	—	9,971	8,025
Sales of minerals-in-place	(442)	—	(1,121)	(629)
Revisions from ownership changes	998	15	1,751	1,305
Extensions and discoveries	10,219	339	16,647	13,332
Revisions of previous estimates due to price	5,387	672	51,975	14,722
Revisions of previous estimates due to performance	1,195	1,490	72,722	14,807
Production	(5,032)	(909)	(62,833)	(16,413)
Balance, December 31, 2017	51,146	9,450	716,132	179,953
Purchases of minerals-in-place	68	1	665	180
Sales of minerals-in-place	(1,801)	(1,975)	(22,717)	(7,562)
Revisions from ownership changes	178	39	522	304
Revisions from drilling and recompletions	12,672	45	22,100	16,400
Revisions of previous estimates due to price	3,079	(276)	(19,769)	(492)
Revisions of previous estimates due to performance	(6,637)	2,916	(16,756)	(6,514)
Production	(6,629)	(989)	(58,457)	(17,361)
Balance, December 31, 2018	52,076	9,211	621,720	164,908
Proved Developed Reserves:
December 31, 2015	34,297	7,729	718,094	161,708
December 31, 2016	28,092	7,743	619,959	139,162
December 31, 2017	45,045	9,333	705,679	171,991
December 31, 2018	47,407	9,094	613,284	158,715
Proved Undeveloped Reserves:
December 31, 2015	1,846	21	3,539	2,457
December 31, 2016	4,366	100	7,061	5,643
December 31, 2017	6,101	117	10,453	7,959
December 31, 2018	4,669	117	8,436	6,195
____________________

(a)
We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content in those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, Legacy's realized natural gas prices in the Permian Basin are substantially higher than NYMEX Henry Hub natural gas prices due to NGL content.

The primary drivers behind the changes to our proved reserves in each of 2016, 2017 and 2018 are described in more detail below.

Table of Contents         LEGACY RESERVES INC.
SUPPLEMENTARY INFORMATION — (Continued)

2016: The decrease in proved reserve quantities for the year ended December 31, 2016 was due primarily to production of the assets, the decline in average NYMEX-WTI oil and Henry Hub natural gas prices during 2016 which decreased the economic life of our properties and divestitures of low-production, high-cost properties.

2017: The increase in proved reserve quantities for the year ended December 31, 2017 was due primarily to the development of our unproved assets, the increase in average NYMEX-WTI oil and Henry Hub natural gas prices during 2017 which increased the economic life of our properties and the acquisition of producing oil and natural gas properties.

2018: The decrease in proved reserve quantities for the year ended December 31, 2018 was due primarily to production of the assets and sales of oil and natural gas properties partially offset by the development of our unproved assets during 2018.

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves (Unaudited)

Summarized in the following table is information for Legacy with respect to the standardized measure of discounted future net cash flows relating to proved reserves. Future cash inflows are computed by applying the 12-month unweighted first-day-of-the-month average price for the years ended December 31, 2018, 2017 and 2016. Future production, development, site restoration, and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. Future net cash flows have not been adjusted for commodity derivative contracts outstanding at the end of each year. Future income taxes are calculated by comparing undiscounted future cash flows to the tax basis of oil and natural gas properties plus available carryforwards and credits and applying the current tax rates to the difference.

	December 31,
	2018	2017	2016
	(In thousands)
Future production revenues	$5,093,812	$4,657,406	$2,814,259
Future costs:
Production	(2,453,520)	(2,347,759)	(1,618,241)
Development	(190,126)	(148,936)	(202,304)
Future income tax expense (a)	(238,940)	—	—
Future net cash flows before income taxes	2,211,226	2,160,711	993,714
10% annual discount for estimated timing of cash flows	(1,013,613)	(988,563)	(418,088)
Standardized measure of discounted net cash flows	$1,197,613	$1,172,148	$575,626
____________________

(a)
For the years ended December 31, 2017 and 2016, federal income taxes were not deducted from future production revenues in the calculation of standardized measure as each partner was separately taxed on their share of Legacy's taxable income.

The standardized measure is based on the following oil and natural gas prices realized over the life of the properties at the wellhead as of the following dates:

	December 31,
	2018	2017	2016
Oil (per Bbl) (a)	$65.56	$47.79	$39.25
Natural Gas (per MMBtu) (b)	$3.10	$2.98	$2.48
____________________

(a)
The quoted oil price for all fiscal years is the 12-month unweighted average first-day-of-the-month West Texas Intermediate price, as posted by Plains Marketing, L.P., for each month of 2018, 2017 and 2016.

(b)	The quoted gas price for all fiscal years is the 12-month unweighted average first-day-of-the-month Henry Hub price, as posted by Platts Gas Daily, for each month of 2018, 2017 and 2016.

Table of Contents         LEGACY RESERVES INC.
SUPPLEMENTARY INFORMATION — (Continued)

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Increase (decrease):
Sales, net of production costs	$(325,044)	$(233,257)	$(120,757)
Net change in sales prices, net of production costs	194,100	310,206	(109,125)
Changes in estimated future development costs	(8,109)	(591)	99
Revisions of previous estimates due to infill drilling,
recompletions and stimulations	284,354	135,700	15,632
Revisions of previous quantity estimates due to performance	(81,337)	89,941	57,188
Previously estimated development costs incurred	43,061	16,328	2,097
Purchases of minerals-in-place	1,315	206,038	294
Sales of minerals-in-place	(43,657)	(2,861)	(14,781)
Ownership interest changes	2,492	14,533	(3,886)
Other	(776)	5,534	(9,028)
Accretion of discount	111,427	54,951	62,952
Future income tax expense	(152,361)	—	—
Net increase (decrease)	25,465	596,522	(119,315)
Standardized measure of discounted future net cash flows:
Beginning of year	1,172,148	575,626	694,941
End of year	$1,197,613	$1,172,148	$575,626

The data presented should not be viewed as representing the expected cash flow from or current value of, existing proved reserves since the computations are based on a large number of estimates and arbitrary assumptions. Reserve quantities cannot be measured with precision and their estimation requires many judgmental determinations and frequent revisions. Actual future prices and costs are likely to be substantially different from the current prices and costs utilized in the computation of reported amounts.

Table of Contents         LEGACY RESERVES INC.
SUPPLEMENTARY INFORMATION — (Continued)

Selected Quarterly Financial Data (Unaudited)

For the three-month periods ended:

	March 31	June 30	September 30	December 31
2018	(In thousands, except per share data)
Revenues:
Oil sales	$93,411	$99,799	$98,779	$83,455
Natural gas liquids sales	7,396	5,735	7,771	6,848
Natural gas sales	36,672	33,747	38,657	42,591
Total revenues	137,479	139,281	145,207	132,894
Expenses:
Oil and natural gas production	47,967	49,431	51,304	51,583
Production and other taxes	7,326	7,658	7,721	6,827
General and administrative	24,090	22,496	17,778	8,675
Depletion, depreciation, amortization and accretion	36,547	38,139	39,588	45,724
Impairment of long-lived assets	—	35,381	18,994	13,603
(Gain) loss on disposal of assets	(20,395)	(1,145)	7,368	(9,631)
Total expenses	95,535	151,960	142,753	116,781
Operating income (loss)	41,944	(12,679)	2,454	16,113
Interest income	12	3	16	5
Interest expense	(27,368)	(28,589)	(29,383)	(31,668)
Gain on extinguishment of debt	51,693	—	12,107	2,266
Equity in income of equity method investee	17	3	(30)	(9)
Net gains (losses) on commodity derivatives	(1,704)	(9,315)	(30,867)	91,058
Other	275	(2)	350	99
Incomes (loss) before income taxes	64,869	(50,579)	(45,353)	77,864
Income taxes	(487)	(130)	(2,499)	148
Net income (loss)	$64,382	$(50,709)	$(47,852)	$78,012
Net income (loss) per share — basic and diluted	$0.62	$(0.49)	$(0.46)	$0.73
Production volumes:
Oil (MBbl)	1,547	1,629	1,739	1,714
Natural gas liquids (Mgal)	9,244	11,332	11,427	9,546
Natural gas (MMcf)	14,280	14,555	15,026	14,596
Total (MBoe)	4,147	4,325	4,515	4,374

Table of Contents         LEGACY RESERVES INC.
SUPPLEMENTARY INFORMATION — (Continued)

For the three-month periods ended:

	March 31	June 30	September 30	December 31
2017	(In thousands, except per share data)
Revenues:
Oil sales	$49,142	$46,096	$59,060	$85,150
Natural gas liquids sales	5,050	4,921	6,720	8,105
Natural gas sales	45,355	41,830	41,035	43,837
Total revenues	99,547	92,847	106,815	137,092
Expenses:
Oil and natural gas production	51,217	44,802	42,079	45,121
Production and other taxes	4,159	4,145	5,475	6,046
General and administrative	10,552	8,581	10,023	20,216
Depletion, depreciation, amortization and accretion	28,796	27,689	33,715	36,738
Impairment of long-lived assets	8,062	1,821	14,665	12,735
(Gain) loss on disposal of assets	(5,524)	11,049	(2,034)	(1,885)
Total expenses	97,262	98,087	103,923	118,971
Operating income (loss)	2,285	(5,240)	2,892	18,121
Interest income	1	8	35	20
Interest expense	(20,133)	(20,614)	(23,621)	(24,838)
Gain on extinguishment of debt	—	—	—	—
Equity in income of equity method investee	11	1	—	5
Net gains (losses) on commodity derivatives	34,669	14,516	(13,309)	(18,100)
Other	(40)	402	403	27
Income (loss) before income taxes	$16,793	$(10,927)	$(33,600)	$(24,765)
Income taxes	(421)	(150)	(266)	(561)
Net income (loss)	$16,372	$(11,077)	$(33,866)	$(25,326)
Net income (loss) per share — basic and diluted	$0.16	$(0.11)	$(0.34)	$(0.25)
Production volumes:
Oil (MBbl)	1,037	1,044	1,323	1,628
Natural gas liquids (Mgal)	7,653	8,514	11,375	10,617
Natural gas (MMcf)	15,592	15,604	15,771	15,866
Total (MBoe)	3,818	3,847	4,222	4,525