Form 10-K/A
period 2018-12-31
Legacy Reserves Inc.
filed 2019-04-26
CIK 1735828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-38668

Legacy Reserves Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-4919553 (I.R.S. Employer Identification No.)
303 W. Wall Street, Suite 1800 Midland, Texas (Address of principal executive offices)	79701 (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of units representing limited partner interests (“units”) in Legacy Reserves LP (predecessor registrant to Legacy Reserves Inc.) held by non-affiliates of the registrant was approximately $452.5 million on June 30, 2018, based on $6.90 per unit, the last reported sales price of the units on the NASDAQ Global Select Market on such date.

114,810,671 shares of common stock, par value $0.01, of the registrant were outstanding as of April 24, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Legacy Reserves Inc. (the “Company” or “Legacy”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2019 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13 and 14 of Form 10-K, the signature page and certifications required to be filed as exhibits.

The reference on the cover page of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Original Filing, is hereby amended and restated in its entirety.

References in this Amendment No. 1 to annual report on Form 10-K to “Legacy Reserves,” “Legacy,” “we,” “our,” “us,” or like terms refer to Legacy Reserves Inc. and its subsidiaries for the periods after September 19, 2018, the date the Corporate Reorganization was consummated (as defined below). For the periods prior to September 20, 2018, unless the context requires otherwise or unless otherwise noted, all references to “Legacy Reserves,” “Legacy LP,” “Legacy,” the “Company,” “we,” “us,” “our” or like terms are to Legacy Reserves LP and its subsidiaries.

LEGACY RESERVES INC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Set forth below is biographical information regarding the current members of our Board of Directors (the “Board” or the “Board of Directors”) and information regarding the specific experience, qualifications, attributes and skills that qualify the nominees to serve on the Board.

Name	Principal Occupation	Age	Director Since
Paul T. Horne
Mr. Horne was appointed to the Board of Directors in December 2014 and was appointed as the Chairman of the Board of Directors in May 2016. Mr. Horne served as Chief Executive Officer of Legacy from March 2015 until February 2019. Mr. Horne previously served as President of Legacy from March 2015 to March 2018, as Executive Vice President and Chief Operating Officer of Legacy from March 2012 to March 2015 and as Executive Vice President of Operations of Legacy from our founding in October 2005 to March 2012. From January 2000 to October 2005, Mr. Horne served as Operations Manager of Moriah Resources, Inc. From January 1985 to January 2000, Mr. Horne worked for Mobil E&P U.S. Inc. in a variety of petroleum engineering and operations management roles primarily in the Permian Basin. Mr. Horne has a Bachelor of Science degree in Petroleum Engineering from Texas A&M University.
		57	December 2014

Kyle D. Vann
Mr. Vann was appointed to the Board of Directors upon completion of our private equity offering in March 2006 and was named Lead Independent Director of the Board of Directors on May 12, 2016. From 1970 through 1979, Mr. Vann was employed in the refining division of Exxon Company USA, and from 1979 through January 2001, Mr. Vann was employed by Koch Industries. From February 2001 through December 2004, Mr. Vann served as Chief Executive Officer of Entergy — Koch, LP, an energy trading and transportation company. Mr. Vann continues to serve Entergy as a consultant and serves on the advisory board and consults with Texon, LP, a private energy marketing company. On May 8, 2006, Mr. Vann was appointed to the board of directors of Crosstex Energy, L.P. (now EnLink Midstream Partners, LP), a publicly traded midstream master limited partnership. From January 2009 through June 2010, Mr. Vann served as an advisory board member for Enexus, LLC, which is a subsidiary of Entergy Corporation. From October 2012 to October 2017, Mr. Vann served as an Executive Advisor for CCMP Capital Advisors, LLC, a private equity firm. In October 2017, Mr. Vann joined the board of PQ Chemical, which is a portfolio company of CCMP Capital. Mr. Vann has a Bachelor of Science degree in Chemical Engineering, with honors, from the University of Kansas. Mr. Vann serves on the Board of Advisors for the School of Engineering at the University of Kansas, which selected him to receive its Distinguished Engineering Service Award in 2012.
		71	March 2006

Name	Principal Occupation	Age	Director Since
William R. Granberry
Mr. Granberry was appointed to our Board of Directors in January 2008. Mr. Granberry was a member of the board of directors of The Williams Companies, Inc. (an integrated gas company with exploration and production, midstream, and gas pipeline operations) from November 2005 to December 2011. In January 2012, Mr. Granberry began serving an initial three-year term as a member of the board of directors of WPX Energy, Inc., an exploration and production company that was spun off from The Williams Companies Inc. From May 2015 through May 2017, he was elected to one year terms as a member of the board of directors of WPX Energy, Inc. Mr. Granberry was a member of Compass Operating Company, LLC, a small, private oil and gas exploration, development and producing company with properties in West Texas and Southeast New Mexico from October 2004 through December 2013. In January 2014, he retired and sold his interest in Compass Operating Company, LLC, to his partners. From 1999 through September 2004, Mr. Granberry managed investments and consulted with oil and gas companies. In 1999, Mr. Granberry invested in and became a board member of Just4Biz.com, a start-up internet company engaged in online office supply, and served as Interim CEO for brief periods in 2000 and 2001. Just4Biz.com filed for bankruptcy in May 2001. From January 1996 to May 1999, Mr. Granberry was President and Chief Operating Officer of Tom Brown, Inc., a public oil and gas company with exploration, development, acquisition and production activities throughout the central United States. Mr. Granberry earned Bachelor of Science and Master of Science degrees in Petroleum Engineering from the University of Texas and upon graduation, worked for Amoco Production Company for 16 years.
		76	January 2008

G. Larry Lawrence
Mr. Lawrence has been a member of our Board of Directors since May 2006. Mr. Lawrence is Chief Financial Officer and Vice President - Finance of Natural Gas Services Group (NGSG), a public company that provides small to medium horsepower compression equipment to the natural gas industry, and has served in this position since July 2011. Previously, Mr. Lawrence served as Controller of NGSG from September 2010 to January 2011 before being promoted to Treasurer, Manager of Accounting and Principal Accounting Officer of NGSG in January 2011. From June 2006 to September 2010, Mr. Lawrence was self-employed as a management consultant doing business as Crescent Consulting. From September 2006 to August 2009, Mr. Lawrence served as Chief Financial Officer on a contract basis for Lynx Operating Company, a private company engaged in oil and gas operations with a primary business focus on gas processing. From May 2004 through April 2006, Mr. Lawrence served as Controller of Pure Resources, an exploration and production company and a wholly owned subsidiary of Unocal Corporation which was
		67	May 2006

Name	Principal Occupation	Age	Director Since

acquired by Chevron Corporation. From June 2000 through May 2004, Mr. Lawrence was a practice manager of the Parson Group, LLC, a financial management consulting firm whose services included Sarbanes Oxley engagements with oil and natural gas industry clients. From 1973 through May 2000, Mr. Lawrence was employed by Atlantic Richfield Company, a public oil and gas company (ARCO) where he most recently (from 1993 through 2000) served as Controller of ARCO Permian. Mr. Lawrence has a Bachelor of Arts degree in Accounting, with honors, from Dillard University.

James Daniel Westcott
James Daniel Westcott was promoted to Chief Executive Officer of Legacy in March 2019 and was appointed to the Board in March 2019. Prior to Mr. Westcott’s promotion, he served as President of Legacy since March 2018 and as Chief Financial Officer since September 2012. From July 2006 to his appointment at Legacy, Mr. Westcott served as a Principal at GSO Capital Partners LP, a division of The Blackstone Group L.P., where he was involved in the sourcing, structuring, evaluation and management of debt and equity investments for public and private companies in the energy and power industries. From August 2004 to July 2006, Mr. Westcott worked as an investment banker at J.P. Morgan’s Global Energy Group. Mr. Westcott is currently a Director of Peace Gospel International, a nonprofit organization with charitable programs in Asia and Africa. Mr. Westcott received a Bachelor of Arts degree in Science Technology & Society and a Master of Science degree in Management Science, both from Stanford University.
		38	March 2019

Douglas W. York
Douglas W. York has been a member of our Board of Directors since October 2018. Mr. York is a Co-Founder and Managing Director of Sequel Energy Group LLC. Sequel Energy Group was formed in November, 2016 to pursue investments in drilling joint ventures in North American resource plays. Doug has served in a number of managerial and executive roles during his tenure in the E&P sector, most recently as Co-Founder and Managing Member of privately held Sequel Energy, LLC (September 2006-July 2014). Sequel Energy, LLC was formed in September 2006 and was focused on the acquisition and development of operated and non-operated interests in Louisiana, Oklahoma and North Dakota prior to divesting its assets in late 2013 and early 2014. Before co-founding Sequel, Doug spent ten years (August 1996-March 2006) with St. Mary Land and Exploration Company (NYSE - SM), a publicly-traded company with operations in multiple U.S. basins, where he served as VP, Engineering and Acquisitions and later as EVP and COO. Mr. York served as Regional Engineer for the Northern Business Unit of the Rockies Region during three years (December 1993-July 1996) with Meridian Oil Company. Doug began his career with ARCO Oil and Gas Company (January 1984-November 1993) where his roles
		57	October 2018

Name	Principal Occupation	Age	Director Since

included Drilling Engineering, Reservoir Engineering and Planning. Doug holds a B.S. Degree in Petroleum Engineering from the University of Tulsa. He has served on the Boards of the Independent Petroleum Association of the Mountain States, Montana Petroleum Association, Petroleum Engineering Advisory Board at the University of Tulsa, KLR Energy Acquisition Corp. and the Development Board of Colorado UpLift.

Executive Officers

The following table shows information for our executive officers.

Name	Age	Position
James Daniel Westcott	38	Chief Executive Officer
Kyle M. Hammond	58	President and Chief Operating Officer
Robert L. Norris	39	Chief Financial Officer
Albert E. Ferrara, III	34	General Counsel and Corporate Secretary
Cory J. Elliott	41	Chief Information Officer
Micah C. Foster	38	Chief Accounting Officer and Controller

Our executive officers serve at the discretion of the Board of Directors. None of our executive officers and directors are related.

James Daniel Westcott was promoted to Chief Executive Officer of Legacy in March 2019 and was appointed to the Board in March 2019. Prior to Mr. Westcott’s promotion, he served as President of Legacy since March 2018 and as Chief Financial Officer since September 2012. From July 2006 to his appointment at Legacy, Mr. Westcott served as a Principal at GSO Capital Partners LP, a division of The Blackstone Group L.P., where he was involved in the sourcing, structuring, evaluation and management of debt and equity investments for public and private companies in the energy and power industries. From August 2004 to July 2006, Mr. Westcott worked as an investment banker at J.P. Morgan’s Global Energy Group. Mr. Westcott is currently a Director of Peace Gospel International, a nonprofit organization with charitable programs in Asia and Africa. Mr. Westcott received a Bachelor of Arts degree in Science Technology & Society and a Master of Science degree in Management Science, both from Stanford University.

Kyle M. Hammond was promoted to President in March 2019 and has served as Chief Operating Officer of Legacy since March 2015. From its formation in August 2011 to his appointment as Executive Vice President and Chief Operating Officer of Legacy, Mr. Hammond served as President and Chief Executive Officer and a director of FireWheel Energy LLC (“FireWheel”), a private equity backed oil and gas development company headquartered in Midland, Texas. Prior to forming FireWheel, Mr. Hammond served as VP of Operations for the Permian Division of XTO Energy/Exxon from 2003 to August 2011. Mr. Hammond earned a Bachelor of Science degree in Petroleum Engineering from Texas A&M University. Mr. Hammond currently serves on the board of directors of Abilene Christian University and Midland Christian School.

Robert L. Norris was appointed Chief Financial Officer of Legacy in February 2019. From April 2015 to his appointment at Legacy, Mr. Norris served as a Principal at The Catalyst Group, a private equity firm focused on lower middle market investments, where he was involved in the sourcing, structuring, evaluation, and execution of equity investments and the management of the firm’s portfolio companies. From June 2014 to March 2015, Mr. Norris led the corporate development and strategy efforts at Civeo, a workforce accommodations provider that was spun out from Oil States International. From August 2003 to June 2014, Mr. Norris served in various capacities at Oil States International, a diversified oilfield service company, ultimately leading their corporate development and strategy groups. Mr. Norris received a Bachelor of Arts degree in Economics and an MBA both from the University of Texas, Austin.

Albert E. Ferrara, III was appointed General Counsel and Corporate Secretary of Legacy in January 2019. Mr. Ferrara joined Legacy in February 2014 as Associate General Counsel and was promoted to Deputy General Counsel in October 2016. From August 2013 through February 2014, Mr. Ferrara worked in the land department of Concho Resources, Inc. From July 2007 through July 2010, prior to attending law school, Mr. Ferrara was an investment banker in the Global Energy Group of Morgan Stanley & Co., Inc. in Houston, Texas focusing on providing securities underwriting and mergers and acquisitions advice to companies in the oil and natural gas industry. Mr. Ferrara graduated with a Bachelor of Arts in Economics from Yale University and a Juris Doctor with Honors from the University of Oklahoma College of Law.

Cory J. Elliott was appointed Chief Information Officer of Legacy in January 2019. Previously, Mr. Elliott served as Vice President of Information Technology from May 2018 until his appointment as Chief Information Officer. Before that, Mr. Elliott served as IT Director from July 2013 until May of 2018. From January 2010 to July 2013, Mr. Elliott served as IT Director for Compressor Systems, Inc. From October 2008 to December 2010, Mr. Elliott served as Infrastructure Director for Key Energy Services. From March 2005 to August 2008, Mr. Elliott served as IT Manager for Basic Energy Services. Mr. Elliott began his career with Pure Resources, a Division of Unocal, in August of 2000 until March 2005. Mr. Elliott has a Computer Science degree from Texas State Technical College. Mr. Elliott has 19 years of technology and oil and gas industry experience.

Micah C. Foster is Chief Accounting Officer and Controller of Legacy. Mr. Foster was appointed Chief Accounting Officer in April 2012. Mr. Foster joined Legacy’s predecessor in January 2006 and served as Financial Accountant from March 2006 to July 2008, Financial Reporting Manager from July 2008 to July 2010, and Assistant Controller from July 2010 to October 2011. In October 2011, Mr. Foster was promoted to Controller. Prior to joining Legacy, Mr. Foster worked as staff auditor and then senior auditor at Ernst & Young, LLP from July 2003 to January 2006. Mr. Foster holds a BBA in Accounting and Finance from Abilene Christian University and is a Certified Public Accountant.

Corporate Governance

Information Regarding our Audit Committee and its Members

The Audit Committee of the Board (the “Audit Committee”) has been established in accordance with Rule 10A-3 promulgated under the Exchange Act. The Audit Committee assists the Board in overseeing (i) Legacy’s accounting and financial reporting processes, (ii) the integrity of Legacy’s financial statements, (iii) Legacy’s compliance with legal and regulatory requirements, (iv) the qualifications and independence of Legacy’s independent auditors and (v) the performance of Legacy’s internal audit function and Legacy’s independent auditors. The Audit Committee is also charged with making regular reports to the Board and preparing any reports that may be required under NASDAQ-listing standards or SEC rules.

The Board of Directors has appointed Messrs. Lawrence, Granberry and York as members of the Audit Committee. Mr. Lawrence serves as the chairman of the Audit Committee. Each of the members of the Audit Committee has been determined by the Board to be independent under NASDAQ’s standards for audit committee members to serve on its audit committee. In addition, the Board has determined that at least one member of the audit committee (Mr. Lawrence) has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 407 of Regulation S-K and NASDAQ requirements.

The Board of Directors has adopted a charter for the audit committee, a copy of which is available on our website at www.legacyreserves.com. Please note that the preceding Internet address is for information purposes only and is not intended to be a hyperlink. Accordingly, no information found or provided at that Internet address or at our website in general is intended or deemed to be incorporated by reference herein.

Code of Ethics

The Board has adopted a Code of Ethics applicable to all employees, officers and directors. The Code of Ethics is available on our website at www.legacyreserves.com and in print to any stockholder who requests it. Amendments to or waivers from the Code of Ethics will also be available on our website and reported as may be required under SEC rules; however, any technical, administrative or other non-substantive amendments to the Code of Ethics may not be posted. Please note that the preceding Internet address is for information purposes only and is not intended to be a hyperlink. Accordingly, no information found or provided at that Internet address or at our website in general is intended or deemed to be incorporated by reference herein.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, certain officers, and beneficial owners of 10% or more our common stock (“Reporting Persons”) are required from time to time to file with the SEC and NASDAQ reports of ownership and changes of ownership. Reporting Persons are required to furnish Legacy with copies of all Section 16(a) reports they file. Based solely on its review of forms and written representations received from Reporting Persons with respect to the fiscal year ended December 31, 2018, Legacy believes that all filing requirements applicable to its directors and officers have been met.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee

Membership

The compensation committee consists of three members of the Board of Directors, Messrs. Vann, Granberry and York, all of whom have been determined by the Board of Directors to be independent under NASDAQ-listing standards. In addition, each member of the compensation committee qualifies as a “non-employee” director within the meaning of Rule 16b-3 promulgated under the Exchange Act. Mr. Vann is the chairman of the compensation committee.

Responsibilities

The committee’s responsibilities under its charter are to:

•	evaluate and/or develop the compensation policies applicable to the executive officers of the Company, which are required to include guidance regarding the specific relationship of performance to executive compensation;
•	review and approve, on an annual basis, the corporate goals and objectives with respect to compensation for the executive officers of the Company;
•	evaluate at least once a year the performance of the executive officers of the Company in light of established goals and objectives;
•	determine and approve, either as a committee or together with the other independent directors (as directed by the Board of Directors), the compensation for each of the executive officers of the Company, including salary, bonus, incentive and equity compensation based on this evaluation;
•	periodically review the compensation paid to non-employee directors (including Board of Directors and committee chairpersons) in the form of annual retainers and meeting fees, if any, and make recommendations to the Board of Directors regarding any adjustments;
•	review and make recommendations to the Board of Directors with respect to our incentive compensation and other stock-based plans, including determining whether such plans encourage excessive risk-taking, reviewing and discussing at least annually the relationship between risk management policies and practices and compensation, and evaluating compensation policies and practices that could mitigate any such risk;
•	assist the full Board of Directors with respect to the administration of our incentive compensation and other stock-based plans;
•	maintain regular contact with our management team and oversee engagement with stockholders and proxy advisory firms on executive compensation matters;
•	prepare and publish an annual executive compensation report in our proxy statement or annual report on Form 10-K;
•	review and recommend to the Board of Directors for approval the frequency with which the Company will conduct say on pay votes, taking into account the results of the most recent stockholder advisory vote on frequency of say on pay votes required by Section 14A of the Exchange Act, and review and approve proposals regarding the say on pay vote and the frequency of the say on pay vote to be included in our proxy statement; and

•	evaluate its own performance, and review the adequacy of the charter, at least annually, delivering a report setting forth the results of such evaluation and review, and any recommended changes, to the Board of Directors for its approval.

Charter

The Board of Directors has adopted a charter for the compensation committee, a copy of which is available on our website at www.legacyreserves.com. Please note that the preceding Internet address is for information purposes only and is not intended to be a hyperlink. Accordingly, no information found or provided at that Internet address or at our website in general is intended or deemed to be incorporated by reference herein.

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis of compensation arrangements of the named executive officers of the Company should be read together with the compensation tables and related disclosures set forth below.

Introduction

For part of fiscal year 2018 (prior to the consummation of the transactions described below), our former general partner managed our operations and activities through its board of directors. Under our former fifth amended and restated agreement of limited partnership, we reimbursed our former general partner for direct and indirect general and administrative expenses incurred on our behalf, including the compensation of our former general partner’s executive officers. Our former general partner did not incur any reimbursable expenses related to the compensation of our former general partner’s executive officers for their management of us. Our former general partner’s executive officers were employed by our wholly-owned subsidiary, Legacy Reserves Services, Inc., and were directly compensated by Legacy Reserves Services, Inc. for their management of us pursuant to their employment agreements. Our executive officers are employed by Legacy Reserves Services LLC, our wholly-owned subsidiary and successor by conversion of Legacy Reserves Services, Inc., and are directly compensated by Legacy Reserves Services LLC for their management of us pursuant to their employment agreements. The compensation amounts disclosed, including amounts paid prior to the Corporate Reorganization, in this section and under “Executive Compensation” reflect the total compensation paid to our executive officers. For a description of the impact of the Corporate Reorganization on certain outstanding equity awards in Legacy Reserves LP held by our executive officers, please see page 29.

Executive Summary

We are a corporation headquartered in Midland, Texas, focused on the horizontal development of unconventional plays in the Permian Basin and the cost-efficient management of shallow-decline oil and natural gas wells in the Permian Basin, East Texas, Rocky Mountain and Mid-Continent regions of the United States. The fundamental philosophy of the Company with respect to compensation remained unchanged after the Corporate Reorganization. The Corporate Reorganization did not have a substantive impact on our business strategy or approach to executive compensation. The compensation policy applicable to our named executive officers (“NEOs”), which was initially adopted by our former general partner’s compensation committee and approved by its board of directors (the “Compensation Policy”), remains in place (mutatis mutandis to reflect the Corporate Reorganization) and is designed to make NEO total compensation comparable to that of similarly-sized exploration and production companies. The goals of our Compensation Policy are to:

•	align the compensation of the executive officers with stockholder return;
•	provide financial incentives to our executive officers for performance, achievement of goals and enhancement of stockholder value;
•	drive and support the long-term goal of growing asset value and total stockholder return by paying for performance; and
•	enable us to attract and retain highly qualified executive officers.

To achieve these goals, our total compensation to our executive officers is comprised of base salary, annual cash incentive compensation (annual cash bonuses), and equity-based incentive compensation.

This CD&A provides information regarding the compensation and benefits provided our NEOs for 2018:

Name	Title as of 12/31/18	Current Title(6)
Paul T. Horne(1)	Chief Executive Officer and Chairman of the Board	Chairman of the Board
James D. Westcott(2)	President and Chief Financial Officer	Chief Executive Officer
Kyle M. Hammond(3)	Executive Vice President and Chief Operating Officer	President and Chief Operating Officer
Kyle A. McGraw(4)	Executive Vice President and Chief Development Officer	N/A
Dan G. LeRoy(5)	Vice President, General Counsel and Secretary	Senior Legal Advisor
(1)	Effective March 1, 2018, Mr. Horne resigned as President of our former general partner. Effective March 1, 2019, in connection with Mr. Westcott’s promotion to Chief Executive Officer of the Company, Mr. Horne retired from his role as Chief Executive Officer of the Company and continues to serve as Chairman of the Company’s Board of Directors.
(2)	In connection with Mr. Horne’s resignation as President of our former general partner, effective March 1, 2018, Mr. Westcott was promoted to President of our former general partner. Effective March 1, 2019, in connection with Mr. Horne’s retirement as Chief Executive Officer of the Company, Mr. Westcott was promoted to Chief Executive Officer of the Company.
(3)	Effective March 1, 2019, in connection with Mr. Westcott’s promotion to Chief Executive Officer of the Company, Mr. Hammond was promoted to President and Chief Operating Officer of the Company.
(4)	Effective December 31, 2018, Mr. McGraw retired from his position as Executive Vice President and Chief Development Officer of the Company.
(5)	Effective December 31, 2018, Mr. LeRoy ceased serving as the Company’s Vice President, General Counsel and Secretary. Mr. LeRoy continues to serve as Senior Legal Advisor reporting to the General Counsel and Corporate Secretary following December 31, 2018.
(6)	On February 6, 2019, the Company appointed Robert L. Norris as Chief Financial Officer effective as of February 19, 2019. Effective January 1, 2019, Albert E. Ferrara, III became the General Counsel and Corporate Secretary of the Company pursuant to the terms of his employment agreement with Legacy Reserves Services LLC and the Company.

Cash Incentive Compensation. We believe meaningful annual cash incentive compensation to be a strong motivating factor that will result in significant increases in value and in growth. Payouts of annual cash incentive compensation to our executive officers during fiscal year 2019 were made in accordance with the Compensation Policy based on performance during fiscal year 2018. For more information regarding cash incentive compensation earned in fiscal year 2018 please see “—Components of Compensation—Cash Incentive Compensation (Cash Bonus) under the Compensation Policy.”

Subjective Component of Cash Incentive Compensation. In determining cash incentive awards earned in fiscal year 2018, our compensation committee conducted a subjective evaluation of individual officer and Company performance attributable to fiscal year 2018 for 50% of target annual cash incentive compensation. Under the Compensation Policy, the compensation committee has the discretion to award up to 200% of the subjective component of target annual cash incentive compensation based on the performance of the individual officer and the Company.

Objective Component of Cash Incentive Compensation. The remaining 50% of target annual cash incentive compensation earned in fiscal year 2018 was objectively determined in accordance with the objective criteria set forth in our Compensation Policy, which are based on our results and the achievement of operational and financial goals and objectives during fiscal year 2018 and are designed to align the incentive compensation of each executive officer with stockholder return by rewarding performance that exceeds the specified target levels for EBITDA (which is defined here to mean Adjusted EBITDA, a non-GAAP financial measure, as described in this annual report on Form 10-K) and results in the actual ratio of Total Debt (as defined in our Third Amended and Restated Credit Agreement, as amended) to EBITDA being less than the specified target ratio. The respective criteria target levels, for purposes of the determination of annual objective cash incentive compensation only, are set by the compensation committee at the beginning of each year after considering management’s recommendation and the Company’s internal operating plan.

Set forth below are the target levels for EBITDA and the target ratios of Total Debt to EBITDA used to determine the objective component of each executive officer’s annual cash bonus that may be earned with respect to fiscal year 2018. Achievement of less than 75% of Target EBITDA or failure to achieve a Total Debt to EBITDA ratio that is less than 125% of the target Total Debt to EBITDA ratio, respectively, will result in no annual cash bonus awarded with respect to that particular performance measure.

Performance Measure	Weight	Performance Level/Percent Earned
EBITDA	50%	75% of Target	100% of Target	125% of Target
		0%	100%	200%
Ratio of Total Debt to EBITDA	50%	125% of Target	Target	75% of Target
		0%	100%	200%

Set forth in the table below is a summary of the target cash incentive award amounts attributable to performance during 2018 of each NEO pursuant to the Compensation Policy, expressed as a percentage of each of such executive officer’s applicable base salary.

	Target Cash Bonus as a Percentage of 2018 Annual Salary
Named Executive Officer	Subjective	Objective	Total
Paul T. Horne	55%	55%	110%
James Daniel Westcott	45%	45%	90%
Kyle M. Hammond	40%	40%	80%
Kyle A. McGraw	40%	40%	80%
Dan G. LeRoy	37.5%	37.5%	75%

Equity-Based Incentive Compensation. We believe meaningful equity participation by each NEO to be a strong motivating factor that will result in significant increases in value and in growth and serves as a powerful retention tool. Grants of equity-based compensation to our executive officers during fiscal year 2018 were made in accordance with the Compensation Policy based on performance during fiscal year 2017. As a result of the Corporate Reorganization, effective September 20, 2018, all outstanding equity awards held by our NEOs in Legacy Reserves LP vested in full and were paid out. In connection with the consummation of the Corporate Reorganization, to ensure the retention of our NEOs, the Company made additional equity awards in the Company to our NEOs.

The subjective or service-based component of equity-based incentive compensation (awarded as phantom units and associated distribution equivalent rights (“DERs”) prior to the Corporate Reorganization, and as restricted stock units and associated DERs in the aftermath of the Corporate Reorganization) is determined by a subjective evaluation of prior fiscal year performance by the compensation committee and took into consideration the importance of retaining our NEOs. The objective or performance-based component of equity-based incentive compensation, (awarded as phantom units and associated DERs prior to the Corporate Reorganization, and as restricted stock units and associated DERs in the aftermath of the Corporate Reorganization), is designed to reward our executive officers for their long-term performance and to align their interests with those of our stockholders.

Subjective Component of Equity–Based Incentive Compensation under the Compensation Policy (60% of target). Under the Compensation Policy, equity-based incentive compensation awarded under this component cliff vest after a three-year vesting period and are not subject to any performance criteria. The compensation committee has the discretion to award up to 200% of the subjective component of target equity-based incentive compensation.

Objective Component of Equity–Based Incentive Compensation under the Compensation Policy (40% of target). Under the Compensation Policy, the objective component is granted at 200% of the target amount each year but is subject to cliff vesting after a three-year performance period in accordance with an objective performance-related formula (as set forth under “Calculation of Vesting of Objective Component of Equity–Based Compensation under the Compensation Policy” below) based on our objective average annual total stockholder return and the following: 1) our total stockholder return compared to the total stockholder returns of a group of our exploration and production MLP peers, and 2) our total stockholder return compared to the total stockholder returns of a broader group of MLPs. All total stockholder returns are measured during the cumulative three-year vesting measurement period prior to the vesting date. If none or only a portion of the award vests as a result of target levels not being met, the unvested portion of the award will be forfeited.

Set forth in the table below is a summary of the target equity-based incentive award amounts attributable to performance during 2018 of each NEO pursuant to the Compensation Policy, expressed as a percentage of each of such executive officer’s applicable base salary. On February 16, 2018, the compensation committee adjusted target levels for Mr. LeRoy based upon input from our compensation consultant and a review of market data, as described below under “Selection of Compensation Comparative Data.”

	Target Value of Phantom Units as a Percentage of 2018 Annual Salary
Named Executive Officer	Subjective	Objective	Total
Paul T. Horne	240%	160%	400%
James Daniel Westcott	180%	120%	300%
Kyle M. Hammond	180%	120%	300%
Kyle A. McGraw	105%	70%	175%
Dan G. LeRoy	100%	50%	150%

2018 Say on Pay Vote

The compensation committee considers whether the executive compensation program serves the interests of our stockholders. In that respect, as part of its ongoing review of our executive compensation program, the compensation committee considered the approval by approximately 96% of the votes cast for our “say on pay” vote at the 2018 annual meeting of unitholders of our former general partner. After considering the 2018 “say on pay” results, the committee determined that our executive compensation philosophy, compensation objectives, and compensation elements continued to be appropriate and did not make any changes to our executive compensation program in response to the 2018 “say on pay” vote.

Corporate Governance

Compensation Committee Authority

Prior to the Corporate Reorganization, executive officer compensation was administered by the compensation committee of the Board of Directors of our former general partner, which for 2018 was composed of three members, Messrs. Vann, Granberry and Sullivan. Currently, executive officer compensation is administered by our compensation committee, which is composed of three members, Messrs. Vann, Granberry and York. The Board of Directors appoints the compensation committee members and, pursuant to the compensation committee’s charter adopted on September 18, 2018, delegates to the compensation committee the responsibility for, among other things, determining and approving the compensation for our executive officers and reviewing and making recommendations to our Board of Directors with respect to our incentive compensation and other stock-based plans.

The Board of Directors has determined that each committee member is independent under NASDAQ-listing standards, SEC rules and the relevant securities laws, and that each member qualifies as a “non-employee” director within the meaning of Rule 16-3 promulgated under the Exchange Act.

Role of Compensation Experts in Determining Executive Officer Compensation

The compensation committee is authorized to obtain, at the Company’s expense, compensation surveys, reports on the design and implementation of compensation programs for directors, officers and employees and other data and documentation as the compensation committee considers appropriate. In addition, the compensation committee has the sole authority to retain and terminate any outside counsel or other experts or consultants engaged to assist it in the evaluation of compensation of our directors and executive officers.

The compensation committee retained Meridian Compensation Partners, LLC (“Meridian”) as a compensation consultant for performance year 2018. Meridian was engaged to provide advice as needed by the compensation committee. For example, the compensation committee requested Meridian undertake a study of compensation programs related to NEOs and outside directors offered by a broad peer group of exploration and production companies to ascertain how the members of this peer group structure their compensation as a basis for establishing and maintaining an appropriate compensation program to better enable the Company to attract and retain highly qualified executive officers and to further align the interests of our executive officers with those of our stockholders. Meridian did not provide any other services to the Company.

Selection of Compensation Comparative Data

As discussed in greater detail below, central to our compensation philosophy is the alignment of the interests of our NEOs with the interests of our stockholders. It is the goal of our compensation philosophy to provide financial incentives to our executive officers to focus on business strategies designed to maximize total return to our stockholders. In addition to comparing compensation packages of our NEOs and outside directors with the compensation of their counterparts within a comparable group of exploration and production companies, other specific performance levels or “benchmarks,” as described in the Compensation Policy, were used in 2018 to establish the compensation packages of our NEOs and outside directors.

The 2018 comparable group included: Bill Barrett Corporation; Callon Petroleum Company; Carrizo Oil & Gas, Inc.; Comstock Resources, Inc.; Eclipse Resources Corporation; Exco Resources, Inc.; Jones Energy, Inc.; Laredo Petroleum Inc.; Matador Resources Company; PDC Energy, Inc.; QEP Resources, Inc.; Resolute Energy Corporation; Sanchez Energy Corporation; SM Energy Company; and SRC Energy Inc.

Decision-Making Process and Role of Executive Officers

Compensation decisions for executive officers involve both objective and subjective criteria. In evaluating performance and compensation for 2018, the compensation consultant first provided information to the compensation committee regarding competitive market data. The second component of the decision-making process was our current and former Chief Executive Officer providing a written overview of performance by the Company, including an overview of the performance by each NEO, in light of established operational and financial goals and objectives. After reviewing this written overview, the compensation committee met with the current and former Chief Executive Officer in order to ask questions regarding the information set forth in the written overview and to gather any additional information needed in order to approve the compensation of all of the NEOs.

In determining the compensation of the NEOs, the compensation committee took into account the information provided by the compensation consultant. The compensation committee then evaluated the performance of the NEOs in light of established operational and financial goals and objectives and determined as a committee, together with any other independent directors participating in the process, the NEOs’ compensation.

Executive Officer Compensation Strategy and Philosophy

Our Compensation Policy is designed to provide our executive officers total compensation comparable to that of executives at similarly sized exploration and production companies.

Our executive officer compensation strategy is designed to:

•	align the compensation of the executive officers with stockholder return;
•	provide financial incentives to our executive officers for performance, achievement of goals and enhancement of stockholder value;
•	drive and support the long-term goal of growing asset value and total stockholder return by paying for performance; and
•	enable us to attract and retain highly qualified executive officers.

In meeting the goal of sustainable growth, we intend to invest in our long-term opportunities while meeting our short-term commitments. As all our executive officers hold shares in the Company, we have attempted to maintain competitive levels of compensation while focusing on the growth of our business. Through this approach, our executives receive cash and equity-based compensation for their services. We believe that the design of our executive compensation program creates alignment of interests with our stockholders.

Components of Compensation

Named Executive Officer Compensation

Total compensation to our executive officers is comprised of base salary, cash incentive compensation (annual cash bonus), and equity-based incentive compensation.

2018 Performance Goals and Objectives

For the 2018 performance year, the operational and financial goals and objectives established at the beginning of 2018 were as follows:

•	Conduct a corporate reorganization;
•	Generate EBITDA of $341.1 million; and
•	Year-end 2018 Total Debt to EBITDA ratio of 3.8x.

These goals and objectives, as supplemented by more detailed supporting goals and objectives put forth by our NEOs, provided a framework for the compensation committee to assess our 2018 performance and to determine NEOs’ total compensation levels. Relative weight is not assigned to any of these goals and objectives. Additionally, the financial goals were based on various assumptions, with the understanding that our actual financial performance would be assessed based on factors considered relevant by the compensation committee at the time compensation for the NEOs was reviewed and determined.

2018 Performance Assessment for Determination of Incentive Compensation under the Compensation Policy

The compensation committee assessed the 2018 performance of executive officers for purposes of the determination of the subjective components of cash incentive compensation and its consideration of equity-based incentive compensation earned with respect to fiscal year 2018 based on the attainment of the foregoing goals and objectives and the performance-related factors that it considered to be relevant.

Among other relevant considerations, the compensation committee considered the following achievements by the Company and the executive officers during 2018:

•	Completed the Corporate Reorganization;
•	Generated EBITDA of $277.5 million; and
•	Resulted in a year-end Total Debt to EBITDA ratio of 4.9x.

Base Salaries

Overview

We pay base salary to attract talented executives and provide a fixed base of cash compensation. Under the compensation committee’s charter, the compensation committee determines and approves the base salaries of all of our executive officers.

It is the intent of the compensation committee to have the base salaries of our NEOs reviewed on an annual basis as well as at the time of a promotion or other material change in responsibilities.

2018 Base Salary Determinations

Based on the input of Meridian, our 2018 compensation consultant, a review of market data of NEOs at comparable exploration and production companies, and, with respect to Mr. Westcott, his promotion to President, effective March 1, 2018, base salaries were set at the following: Mr. Horne: $675,000; Mr. Westcott: $500,000; Mr. Hammond: $450,000; Mr. McGraw: $380,000; and Mr. LeRoy: $320,000. In connection with their promotions as of March 1, 2019 to Chief Executive Officer and President and Chief Operating Officer, respectively, the base salaries of Mr. Westcott and Mr. Hammond were increased to $675,000 and $500,000, in each case, effective on the date of such promotion.

Cash Incentive Compensation (Cash Bonus) under the Compensation Policy

Overview

As a component of total compensation, the compensation committee chooses to pay annual incentives to drive the achievement of key results and to recognize individuals based on their contributions to those results. The compensation committee recognizes that short-term results often support the achievement of long-term operating goals. The amount of annual incentives is based upon our results and the achievement of operational and financial goals and objectives. The range and target amounts are recommended to the compensation committee by our Chief Executive Officer. For 2018, the compensation committee did not approve an increase in the target amounts for any of the NEOs.

In determining cash incentive awards earned during a fiscal year, a subjective evaluation of the individual officer and Company performance (subjective criteria) for the fiscal year that such awards are to be earned and our results and the achievement of operational and financial goals and objectives during such fiscal year (objective criteria) are considered.

The objective and subjective components of the cash incentive compensation each comprise 50% of the target bonus available expressed as a percentage of annual salary for each executive officer, as set forth in the following table for fiscal year 2018.

	Target Cash Bonus as a Percentage of 2018 Annual Salary
Named Executive Officer	Subjective	Objective	Total
Paul T. Horne	55%	55%	110%
James Daniel Westcott	45%	45%	90%
Kyle M. Hammond	40%	40%	80%
Kyle A. McGraw(1)	40%	40%	80%
Dan G. LeRoy	37.5%	37.5%	75%
(1)	Mr. McGraw was not eligible for, and did not receive, a cash bonus with respect to 2018 because he was not employed by the Company on the date of the payment of such cash bonus.

Objective Component of Cash Bonus

The objective component (up to 50% of the annual target cash incentive compensation) is based on two measures of equal weight:

•	EBITDA; and
•	Total Debt to EBITDA.

The percentage levels that may be earned each year are based on the ranges of performance levels with respect to each target as set forth in the following table, as determined by straight-line interpolation.

Achievement of less than 75% of Target EBITDA or failure to achieve a Total Debt to EBITDA ratio that is less than 125% of the target Total Debt to EBITDA ratio, respectively, will result in no annual cash bonus awarded with respect to that particular performance measure.

Performance Measure	Weight	Performance Level/Percent Earned
EBITDA	50%	75% of Target	100% of Target	125% of Target
		0%	100%	200%
Ratio of Total Debt to EBITDA	50%	125% of Target	Target	75% of Target
		0%	100%	200%

These objective measures are intended to align the cash incentive compensation of each executive officer with stockholder return by rewarding performance that achieves the EBITDA and Total Debt to EBITDA targets. The respective target levels of EBITDA and Total Debt to EBITDA, respectively, for purposes of the annual cash bonus determination only, will be set by the compensation committee at the beginning of each year after considering management’s recommendation.

During 2018, the Company achieved EBITDA of $277.5 million, or 81.36% of the $341.1 million target EBITDA, resulting in a Percentage Earned (pursuant to the table above) of 25.43% (weighted at 50%, yielding 12.71%) and Total Debt to EBITDA at year-end 2018 was 4.9x, or 128.84% of the 3.8x target, resulting in a Percentage Earned of 0% (weighted at 50%, yielding 0%), resulting in bonus amounts at 12.71% of the potential target level of the objective component of the cash incentive compensation (the “Objective Factor” as set forth in the table below).

Subjective Cash Award

Each executive officer was awarded the annual cash bonuses in the amounts determined by the percentage of target levels available, as set forth under “% of Subjective Factor Earned” in the table below, and the potential target level of the subjective component of cash incentive compensation for 2018 (the “Subjective Factor” as set forth below). Under the Compensation Policy, the compensation committee has the discretion to award up to 200% of the subjective target annual cash bonus.

Based on the Company’s and the individual executive officers’ accomplishments and performances as set forth above, under the caption “—2018 Performance Assessment for Determination of Incentive Compensation under the Compensation Policy,” the compensation committee set the subjective portion of the annual cash bonus as shown in the table below.

The chart below illustrates the cash incentive award bonus earned during 2018 for each NEO in accordance with the performance level/percentage earned calculation set forth in the Compensation Policy:

		Subjective			Objective
Named Executive Officer	2018 Salary	Subjective Factor	% of Subjective Factor Earned	Bonus Amount	Objective Factor	% of Objective Factor Earned	Cash Incentive Amount (a)	Total Cash Incentive
Paul T. Horne	$675,000	55%	150%	$556,875	55%	12.71%	$47,186	$604,061
James Daniel Westcott	$500,000	45%	150%	$337,500	45%	12.71%	$28,598	$366,098
Kyle M. Hammond	$450,000	40%	125%	$225,000	40%	12.71%	$22,878	$247,878
Kyle A. McGraw	$380,000	40%	0%	$0	40%	0%	$0	$0
Dan G. LeRoy	$320,000	37.5%	100%	$120,000	37.5%	12.71%	$15,252	$135,252
(1)	The amounts are determined by using a weighted earned percentage of 12.71% of the Objective Factor as determined in accordance with the formula set forth in the Compensation Policy. See “Cash Incentive Compensation (Cash Bonus) – Objective Component of Cash Bonus” above.

Equity-Based Incentive Compensation – Overview

We consider equity-based incentive compensation to be an important element of our compensation program for NEOs. We believe meaningful equity participation by each NEO to be a strong motivating factor that ties the interests of our executive officers directly to the interests of our stockholders. We also believe that equity-based incentive compensation serves as an important attraction and retention tool. Our award structure for long-term equity-based incentives employs a mix of subjective and objective measures as set forth below.

In prior years, the compensation committee of our former general partner awarded NEOs phantom units. After the Corporate Reorganization, we made grants of restricted stock units as all other equity awards had otherwise vested in full. These new grants were made under the Company’s 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which was adopted in connection with the Corporate Reorganization and approved by a majority of unitholders at the September 19, 2018 special meeting of the Partnership. Pursuant to the 2018 Incentive Plan, the Board of Directors (or any committee authorized by the Board of Directors to administer the plan) may grant stock options, restricted stock awards, performance awards, other stock-based awards, and other cash-based awards.

In light of the Company’s pursuit of strategic alternatives, the compensation committee did not make grants of equity-based compensation to executive officers in 2019 based on the Company’s performance during fiscal year 2018.

Equity-Based Incentive Compensation under the Compensation Policy

Subjective or Service-Based Component. The subjective or service-based component is determined by a subjective evaluation of prior fiscal year performance and, with respect to each executive officer, may be awarded up to 200% of the specified percentage of annual salary as set forth in the tables below. Once granted, the only condition to vesting will be that the executive officer remain in the service of the Company until the end of the respective 3-year cliff vesting period. The vesting of service-based equity-based awards, once granted, is not subject to the attainment of any performance criteria.

Objective or Performance-Based Component under the Compensation Policy. The objective component is granted each year at 200% of the target percentage listed in the table below, but the amount vested at the end of the three-year performance period is determined on the vesting date in accordance with an objective performance-related formula (as set forth under “Calculation of Vesting of Objective Component of Equity-Based Compensation under the Compensation Policy” below) based on the objective average annual total stockholder return and our total stockholder return compared to the total stockholder returns of a group of our peers as well as the total stockholder returns of a broader group of MLPs achieved during the cumulative three-year performance period prior to the vesting date. If none or only a portion of the award vests as a result of target levels not being met, the unvested portion of the award will be forfeited.

Prior to the Corporate Reorganization, all equity-based incentive compensation awards were phantom units, with associated DERs. After the Corporate Reorganization, all-equity based incentive compensation awards will be restricted stock units with time-based and performance-based vesting. In each case, these awards were up to 200% of the specified percentage of annual salary as set forth in the following table. On February 16, 2018, the compensation committee adjusted target levels for Mr. LeRoy based upon input from our compensation consultant and a review of market data, as described above under “Selection of Compensation Comparative Data.”

	Target Value of Phantom Units as a Percentage of 2018 Annual Salary
Named Executive Officer	Subjective	Objective	Total
Paul T. Horne	240%	160%	400%
James Daniel Westcott	180%	120%	300%
Kyle M. Hammond	180%	120%	300%
Kyle A. McGraw	105%	70%	175%
Dan G. LeRoy	100%	50%	150%

Calculation of Vesting of Objective Component of Equity-Based Compensation under the Compensation Policy

In connection with the Corporate Reorganization, all outstanding awards granted under the Partnership LTIP, including all objective phantom units awarded to the NEOs on March 1, 2018, automatically vested in full pursuant to the terms of the Partnership LTIP and the individual award agreements thereunder. Under the individual phantom unit award agreements, such vested phantom units (and any related DERs) were generally to be settled in cash. Although no such election was made, pursuant to certain amendments entered into by the Company with such executives, the executives were given the right to elect to reinvest a portion of such cash proceeds to which he was otherwise entitled in shares of our common stock (subject to a certain cap amount). In December 2018, each of our NEOs entered into a settlement agreement with respect to outstanding phantom units issued under the Partnership LTIP (the “Phantom Unit Settlement Agreement”). Pursuant to the terms of the Phantom Unit Settlement Agreement, each NEO that was to receive a cash amount in settlement of their phantom units became eligible instead to receive a portion of that settlement amount and forfeited, without consideration, his right to receive any remaining portion of the settlement amount. The aggregate settlement amount to be awarded to all executive officers, including each of NEOs, was $13.8 million, and the executive officers, including each of NEOs, agreed to forfeit an aggregate of $7.8 million pursuant to the Phantom Unit Settlement Agreements, each in proportion to each executive officer’s settlement amount.

2018 Objective Phantom Unit Vesting

In accordance with description of the objective component of equity compensation as set forth in the Compensation Policy and calculated as described above in “—Equity-Based Incentive Compensation” and “—Calculation of Vesting of Objective Component of Equity-Based Compensation,” the phantom units granted to each executive officer, automatically vested in full pursuant to the terms of the Partnership LTIP and the individual award agreements thereunder, in connection with the Corporate Reorganization. Under the individual phantom unit award agreements, such vested phantom units (and any related DERs) were generally to be settled in cash. As described above, pursuant to the terms of the Phantom Unit Settlement Agreement, each NEO that was to receive a cash amount in settlement of their phantom units became eligible instead to receive a portion of that settlement amount and forfeited, without consideration, his right to receive any remaining portion of the settlement amount. The aggregate settlement amount to be awarded to all executive officers, including each of NEOs, was $13.8 million, and the executive officers, including each of NEOs, agreed to forfeit an aggregate of $7.8 million pursuant to the Phantom Unit Settlement Agreements, each in proportion to each executive officer’s settlement amount.

2018 Adjustments to Compensation Policy

On February 16, 2018, the compensation committee approved an amendment to the Compensation Policy. The amendment to the Compensation Policy applies to incentive awards granted to Mr. LeRoy commencing in fiscal year 2019 with respect to the Company’s and Mr. LeRoy’s performance during fiscal year 2018 and provides that Mr. LeRoy’s target value of units awarded as a percentage of annual salary will be set at 100% and 50% for the subjective and objective components, respectively. As mentioned above, the Company did not make any substantial modifications to the Compensation Policy in fiscal year 2018 in the aftermath of the Corporate Reorganization, although changes may be made in fiscal year 2019 and beyond as necessary.

Letter Agreements with our NEOs

As previously disclosed on Form 8-K on October 31, 2018, we entered into letter agreements with three of our NEOs on October 31, 2018, as described below.

The Company and Mr. Horne entered into a transition letter agreement (the “Horne Transition Agreement”) in connection with Mr. Horne’s transition out of the role of Chief Executive Officer. Under the Horne Transition Agreement, all outstanding equity awards will continue to vest on the basis of, and only to the extent of, his continued service with the Company on its Board. Mr. Horne is entitled to an annual fee of $120,000 in connection with such service.

The Company and Mr. LeRoy entered into a transition letter agreement (the “LeRoy Transition Agreement”) in connection with Mr. LeRoy’s transition out of the role of Vice President and General Counsel and into the role of Senior Legal Advisor. The LeRoy Transition Agreement supersedes the terms of Mr. LeRoy’s prior employment agreement with the Company. Under the LeRoy Transition Agreement, Mr. LeRoy is entitled to a base salary of $235,000 for 2019 for his service as Senior Legal Advisor. He will continue to be eligible for an annual bonus and certain equity awards. Under the LeRoy Transition Agreement, if Mr. LeRoy’s employment is terminated by us for without cause or by Mr. LeRoy with good reason, subject to his performance of all post-employment obligations and the execution and non-revocation of a release, any outstanding equity awards granted to Mr. LeRoy in 2019 or earlier will fully vest, in each chase within 60 days of such termination of employment. Under the LeRoy Transition Agreement, Mr. LeRoy may terminate his employment for “good reason” if three of the five individuals serving as executive officers of the Company as of March 1, 2019 are no longer with the Company, provided that the general counsel as of March 1, 2019 must also no longer be with the Company.

The Company and Mr. McGraw entered into a separation letter agreement (the “McGraw Separation Agreement”) in connection with Mr. McGraw’s retirement from the Company as of December 31, 2018. The McGraw Separation Agreement supersedes the terms of Mr. McGraw’s prior employment agreement with the Company. Under the agreement, any vested equity awards that had not yet been settled as of December 31, 2018 will be settled at the same time vested equity awards are generally settled for other executive officers. In addition, under the McGraw Separation Agreement, in connection with his retirement, Mr. McGraw received a lump sum cash payment of $2,133,210.

Perquisites and Other Personal Benefits

We maintain a 401(k) plan. The plan permits eligible full-time employees, including NEOs, to make voluntary, pre-tax contributions to the plan up to a specified percentage of compensation, subject to applicable tax limitations. We may make a discretionary matching contribution to the plan for each eligible employee equal to 8.0% of an employee’s annual compensation not in excess of $275,000 for 2018, subject to applicable tax limitations. Eligible employees who elect to participate in the plan are generally vested in any matching contribution after commencement of employment with the Company.

We maintain an employee benefit plan that provides our employees with the opportunity to enroll in our health, dental and life insurance plans. We pay all of our employees’ health and life insurance premiums and offer certain other optional insurance programs that require the employee to pay the applicable premium. Our dental plan requires the employee to pay a portion of the premium, and we pay the remainder. We provide these benefits so that we will remain competitive in the employment market and offer the benefits to all employees on the same basis.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review and discussion, the compensation committee has recommended to the board of directors of Legacy Reserves Inc. that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the year ended December 31, 2018.

Members of the compensation committee of the board of directors of Legacy Reserves Inc.:

Kyle D. Vann (Chairman)
William R. Granberry
Douglas W. York

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee during 2018 were independent directors, and no member was an employee or former employee of the Company. No Compensation Committee member had any relationship requiring disclosure under Item 404 of Regulation S-K promulgated by the SEC. During 2018, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity whose executive officer served on our Compensation Committee or Board of Directors.

EXECUTIVE COMPENSATION

2018 Summary Compensation Table

The following table sets forth the aggregate compensation awarded to, earned by or paid to our NEOs for the fiscal year ended December 31, 2018, 2017, and 2016.

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)(b)	Unit Awards ($)(c)	Stock Awards ($)(d)(e)	All Other Compensation ($)		Total ($)
Paul T. Horne	2018	$666,667	$604,061	$6,423,085	$4,030,984	$838,621	(f)	$12,563,418
Chairman of the Board and	2017	$612,500	$1,436,581	$2,125,125	$—	$87,807	(f)	$4,262,013
Chief Executive Officer(1)	2016	$550,000	$1,131,250	$1,834,085	$—	$38,217	(f)	$3,553,552
James Daniel Westcott	2018	$491,667	$366,098	$3,468,466	$11,197,183	$481,971	(g)	$16,005,385
President and	2017	$438,333	$951,732	$1,129,437	$—	$84,207	(g)	$2,603,709
Chief Financial Officer(2)	2016	$380,000	$727,500	$874,060	$—	$31,368	(g)	$2,012,928
Kyle M. Hammond	2018	$445,833	$247,878	$3,275,773	$6,718,312	$689,907	(h)	$11,377,703
Executive Vice President	2017	$417,500	$863,182	$903,550	$—	$21,600	(h)	$2,205,832
and Chief Operating Officer(3)	2016	$380,000	$680,000	$639,247	$—	$21,200	(h)	$1,720,447
Kyle A. McGraw	2018	$380,000	$—	$1,708,540	$992,817	$2,655,264	(i)	$5,736,621
Executive Vice President and	2017	$376,667	$538,139	$748,995	$—	$83,393	(i)	$1,747,194
Chief Development Officer(4)	2016	$360,000	$474,000	$628,587	$—	$38,217	(i)	$1,500,804
Dan G. LeRoy	2018	$316,667	$135,252	$770,774	$716,618	$125,113	(j)	$2,064,424
Vice President, General	2017	$293,333	$378,393	$247,287	$—	$40,516	(j)	$959,529
Counsel and Secretary(5)	2016	$260,000	$250,500	$182,058	$—	$26,788	(j)	$719,346
1.	Effective March 1, 2018, Mr. Horne resigned as President of our former general partner. Effective March 1, 2019, Mr. Horne retired from his role as Chief Executive Officer of the Company. Mr. Horne continues to serve his term as Chairman of the Company’s Board of Directors.
2.	In connection with Mr. Horne’s resignation as President of our former general partner, Mr. Westcott was promoted to President of our former general partner. Effective March 1, 2019, in connection with Mr. Horne’s retirement as Chief Executive Officer of the Company, Mr. Westcott was promoted to Chief Executive Officer of the Company.
3.	Effective March 1, 2019, in connection with Mr. Westcott’s promotion to Chief Executive Officer of the Company, Mr. Hammond was promoted to President and Chief Operating Officer of the Company.
4.	Effective December 31, 2018, Mr. McGraw retired from his position as Executive Vice President and Chief Development Officer of the Company. As such, all unvested stock awards granted in 2018 were forfeited.
5.	Effective December 31, 2018, Mr. LeRoy ceased serving as the Company’s Vice President, General Counsel and Secretary. Mr. LeRoy continues to serve as Senior Legal Advisor reporting to the General Counsel and Corporate Secretary following December 31, 2018.
(a)	For Messrs. Horne, Westcott, Hammond, McGraw and LeRoy, annual salary increases (where applicable) for 2018, 2017 and 2016 became effective on March 1, 2018, March 1, 2017 and March 1, 2016, respectively.
(b)	For fiscal year 2017, includes quarterly cash retention bonuses paid with respect to continuous employment with the Partnership through each fiscal quarter in the fiscal year ended December 31, 2017 in the amounts per quarter of: $125,000 to Mr. Horne, $100,000 to Mr. Westcott, $100,000 to Mr. Hammond, $50,000 to Mr. McGraw and $25,000 to Mr. LeRoy. For fiscal year 2016, includes quarterly cash retention bonuses paid with respect to continuous employment with the Partnership through the fiscal quarters ended June 30, 2016, September 30, 2016 and December 31, 2016 in the amounts per quarter of: $125,000 to Mr. Horne, $100,000 to Mr. Westcott, $100,000 to Mr. Hammond, $50,000 to Mr. McGraw and $25,000 to Mr. LeRoy. The total amount of the quarterly cash retention bonuses paid in 2016 were subtracted from the cash settlement of phantom units in connection with the vesting of phantom units awarded in 2016.
(c)	Phantom units were granted to officers on February 16, 2018, March 1, 2017, and June 13, 2016. The amount shown reflects the grant date fair value of these awards based upon the Financial Accounting Standards board’s authoritative guidance relating to stock compensation. The assumptions used in calculating these amounts are discussed further in Note 13 – “Unit Based Compensation” to the financial statements in the Partnership’s annual report on Form 10-K filed with the SEC on February 23, 2018. Assuming all performance and service conditions are met at the maximum possible level, the grant date fair value of the unit awards granted in 2018 pursuant to the Compensation Policy for each NEO is as follows: Mr. Horne: $6,936,093; Mr. Westcott: $3,745,490; Mr. Hammond: $3,537,407; Mr. McGraw: $1,845,000; and Mr. LeRoy: $832,335. In connection with the Corporate Reorganization, all outstanding awards granted under the Partnership LTIP automatically vested in full pursuant to the terms of the Partnership LTIP and the individual award agreements thereunder. Under the individual phantom unit award agreements, such vested phantom units (and any related DERs) were generally to be settled in cash. As described above, pursuant to the terms of the Phantom Unit Settlement Agreement, each NEO that was to receive a cash amount in settlement of their phantom units became eligible instead to receive a portion of that settlement amount and forfeited, without consideration, his right to receive any remaining portion of the settlement amount. The aggregate settlement amount to be awarded to all executive officers, including each of NEOs, was $13.8 million, and the executive officers, including each of NEOs, agreed to forfeit an aggregate of $7.8 million pursuant to the Phantom Unit Settlement Agreements, each in proportion to each executive officer’s settlement amount.
(d)	Represents initial grants of restricted stock units in the Company to our NEOs after the consummation of the Corporate Reorganization under our 2018 Incentive Plan. The following vesting schedule applies to the restricted stock units awarded in 2018: (i) 25% on March 1, 2020; (ii) 25% on March 1, 2021, and (ii) the remaining 50% on March 1, 2022, calculated in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation — Stock Compensation. The grant date fair value of RSUs is determined using the fair value of our common stock on the date of grant.

(e)	The market value of the restricted stock units, based on the closing price of the Partnership’s units on March 23, 2018, the approval date, for each NEO is as follows: Mr. Horne: $2,700,000; Mr. Westcott: $7,500,000; Mr. Hammond: $4,500,000; Mr. McGraw: $665,000; and Mr. LeRoy: $480,000. The information in this footnote is provided as supplemental to, and not as a substitute for, the information presented in accordance with SEC rules in the 2018 Summary Compensation Table.
(f)	Reflects for 2018: $22,000 of 401(k) employer matching contributions and $51,977 of unit distributions received by Mr. Horne on his phantom units. As described above, in connection with the Corporate Reorganization, all outstanding awards granted under the Partnership LTIP automatically vested in full pursuant to the terms of the Partnership LTIP and the individual award agreements thereunder. For phantom units, amounts, if any, for 2018 include the cash settlement amount provided for in Mr. Horne’s Phantom Unit Settlement Agreement, less any amount already accounted for in the “Unit Awards” column. Reflects for 2017: $21,600 of 401(k) employer matching contributions and $66,207 of unit distributions received by Mr. Horne on his phantom units. Reflects for 2016: $21,200 of 401(k) employer matching contributions and $17,017 of unit distributions received by Mr. Horne on his phantom units.
(g)	Reflects for 2018: $18,500 of 401(k) employer matching contributions and $47,874 of unit distributions received by Mr. Westcott on his phantom units. As described above, in connection with the Corporate Reorganization, all outstanding awards granted under the Partnership LTIP automatically vested in full pursuant to the terms of the Partnership LTIP and the individual award agreements thereunder. For phantom units, amounts, if any, for 2018 include the cash settlement amount provided for in Mr. Westcott’s Phantom Unit Settlement Agreement, less any amount already accounted for in the “Unit Awards” column. Reflects for 2017: $18,000 of 401(k) employer matching contributions and $66,207 of unit distributions received by Mr. Westcott on his phantom units. Reflects for 2016: $18,000 of 401(k) employer matching contributions and $13,368 of unit distributions received by Mr. Westcott on his phantom units.
(h)	Reflects for 2018: $22,000 of 401(k) employer matching contributions. As described above, in connection with the Corporate Reorganization, all outstanding awards granted under the Partnership LTIP automatically vested in full pursuant to the terms of the Partnership LTIP and the individual award agreements thereunder. For phantom units, amounts, if any, for 2018 include the cash settlement amount provided for in Mr. Hammond’s Phantom Unit Settlement Agreement, less any amount already accounted for in the “Unit Awards” column. Reflects for 2017: $21,600 of 401(k) employer matching contributions received by Mr. Hammond. Reflects for 2016: $21,200 of 401(k) employer matching contributions.
(i)	Reflects for 2018: $22,000 of 401(k) employer matching contributions and $43,087 of unit distributions received by Mr. McGraw on his phantom units. As described above, in connection with the Corporate Reorganization, all outstanding awards granted under the Partnership LTIP automatically vested in full pursuant to the terms of the Partnership LTIP and the individual award agreements thereunder. For phantom units, amounts, if any, for 2018 include the cash settlement amount provided for in Mr. McGraw’s Phantom Unit Settlement Agreement, less any amount already accounted for in the “Unit Awards” column. In addition, in 2018, under the terms of the McGraw Separation Agreement, in connection with his retirement, Mr. McGraw received a lump sum cash payment of $2,133,210. Reflects for 2017: $21,600 of 401(k) employer matching contributions and $61,793 of unit distributions received by Mr. McGraw on his phantom units. Reflects for 2016: $21,200 of 401(k) employer matching contributions and $17,017 of unit distributions received by Mr. McGraw on his phantom units.
(j)	Reflects for 2018: $22,000 of 401(k) employer matching contributions and $13,337 of unit distributions received by Mr. LeRoy on his phantom units. As described above, in connection with the Corporate Reorganization, all outstanding awards granted under the Partnership LTIP automatically vested in full pursuant to the terms of the Partnership LTIP and the individual award agreements thereunder. For phantom units, amounts, if any, for 2018 include the cash settlement amount provided for in Mr. LeRoy’s Phantom Unit Settlement Agreement, less any amount already accounted for in the “Unit Awards” column. Reflects for 2017: $21,600 of 401(k) employer matching contributions and $18,916 of unit distributions received by Mr. LeRoy on his phantom units. Reflects for 2016: $21,200 of 401(k) employer matching contributions, $5,588 of unit distributions received by Mr. LeRoy on his phantom units.

Grants of Plan-Based Awards for Fiscal Year 2018

The following table and footnotes set forth certain information regarding grants of plan-based awards made to each of our NEOs for the fiscal year ended December 31, 2018 under the Compensation Policy or the 2018 Incentive Plan, as applicable.

			Estimated Future Payouts Under Objective Component of Equity Incentive Plan Awards (in Units) (c)			All Other Unit Awards: Number of Units(d)	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Unit)	All Other Awards(e)	Grant Date Fair Value of Unit and Option Awards(f)
Name	Grant Date(a)	Approval Date(b)	Threshold	Target	Maximum
Paul T. Horne	02/16/2018	02/16/2018	%	751,880	1,503,760	—	$—	$—		$5,035,867
	02/16/2018	02/16/2018	100%	—	—	250,627	$—	$—		$924,814
	02/16/2018	02/16/2018	100%	—	—	125,313	$—	$—		$462,405
	09/20/2018	03/23/2018							760,563
James Daniel Westcott	02/16/2018	02/16/2018	%	406,015	812,030	—	$—	$—		$2,719,367
	02/16/2018	02/16/2018	100%	—	—	135,339	$—	$—		$499,401
	02/16/2018	02/16/2018	100%	—	—	67,669	$—	$—		$249,699
	09/20/2018	03/23/2018							2,112,676
Kyle M. Hammond	02/16/2018	02/16/2018	%	383,459	766,918	—	$—	$—		$2,568,293
	02/16/2018	02/16/2018	100%	—	—	127,819	$—	$—		$471,652
	02/16/2018	02/16/2018	100%	—	—	63,910	$—	$—		$235,828
	09/20/2018	03/23/2018							1,267,606
Kyle A. McGraw	02/16/2018	02/16/2018	%	200,000	400,000	—	$—	$—		$1,339,540
	02/16/2018	02/16/2018	100%	—	—	66,667	$—	$—		$246,001
	02/16/2018	02/16/2018	100%	—	—	33,333	$—	$—		$122,999
	09/20/2018	03/23/2018							187,324
Dan G. LeRoy	02/16/2018	02/16/2018	%	90,226	180,452	—	$—	$—		$604,307
	02/16/2018	02/16/2018	100%	—	—	30,075	$—	$—		$110,977
	02/16/2018	02/16/2018	100%	—	—	15,038	$—	$—		$55,490
	09/20/2018	03/23/2018							135,211
(a)	Reflects grants made in fiscal year 2018 based, in part, on fiscal 2017 performance. In connection with the Corporate Reorganization, all outstanding awards granted under the Partnership LTIP prior to September 20, 2018, automatically vested in full pursuant to the terms of the Partnership LTIP and the individual award agreements thereunder. All grants made on or after September 20, 2018 remain outstanding subject to continued employment.
(b)	Reflects the date on which the compensation committee or Board of Directors was deemed to take action in making a grant of phantom, restricted or other units.
(c)	Phantom units for Messrs. Horne, Westcott, Hammond, McGraw and LeRoy vest on the third anniversary of their respective grant dates or other such date as determined by the compensation committee, and are payable in cash. The number of phantom units that vest is subject to the achievement of certain objective, performance-based criteria during the three fiscal years prior to the vesting date. If none or only a portion of phantom units vest as a result of specified performance levels not being met, such number of phantom units that fail to vest will be forfeited. In connection with the Corporate Reorganization, all outstanding awards granted under the Partnership LTIP automatically vested in full pursuant to the terms of the Partnership LTIP and the individual award agreements thereunder.
(d)	Phantom units for Messrs. Horne, Westcott, Hammond, McGraw and LeRoy vest on the third anniversary of their respective grant dates or other such date as determined by the compensation committee, and a portion are payable in cash and a portion are payable in units. For each executive officer, the amount payable in cash is as follows: Mr. Horne 125,313, Mr. Westcott 67,669, Mr. Hammond 63,910, Mr. McGraw 33,333, and Mr. LeRoy 15,038. For each executive officer, the amount payable in units is as follows: Mr. Horne 250,627, Mr. Westcott 135,339, Mr. Hammond 127,819, Mr. McGraw 66,667, and Mr. LeRoy 30,075. For 2018, the numbers granted reflect the subjective portion of the equity incentive plan under the Compensation Policy. In connection with the Corporate Reorganization, all outstanding awards granted under the Partnership LTIP automatically vested in full pursuant to the terms of the Partnership LTIP and the individual award agreements thereunder. Under the individual phantom unit award agreements, such vested phantom units (and any related DERs) were generally to be settled in cash. As described above, pursuant to the terms of the Phantom Unit Settlement Agreement, each NEO that was to receive a cash amount in settlement of their phantom units became eligible instead to receive a portion of that settlement amount and forfeited, without consideration, his right to receive any remaining portion of the settlement amount. The aggregate settlement amount to be awarded to all executive officers, including each of NEOs, was $13.8 million, and the executive officers, including each of NEOs, agreed to forfeit an aggregate of $7.8 million pursuant to the Phantom Unit Settlement Agreements, each in proportion to each executive officer’s settlement amount.
(e)	For 2018, represents initial grants of restricted stock units in the Company to our NEOs after the consummation of the Corporate Reorganization under our 2018 Incentive Plan. The following vesting schedule applies to the restricted stock units awarded in 2018: (i) 25% on March 1, 2020; (ii) 25% on March 1, 2021, and (ii) the remaining 50% on March 1, 2022.

(f)	The amount shown reflects the grant date fair value of these awards based upon the Financial Accounting Standards board’s authoritative guidance relating to stock compensation. The assumptions used in calculating these amounts are discussed further in to Note 13 – “Unit-Based Compensation” to the financial statements in the Partnership’s annual report on Form 10-K filed with the SEC on February 23, 2018.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table reflects all of the outstanding equity awards held by our NEOs as of December 31, 2018. In connection with the Corporate Reorganization, all outstanding awards granted under the Partnership LTIP automatically vested in full pursuant to the terms of the Partnership LTIP and the individual award agreements thereunder.

	Equity Incentive Plan Awards
Name	Number of Restricted Stock Units That Have Not Vested (#)(a)	Market value of Restricted Stock Units That Have Not Vested ($)(b)	Number of Unearned Units That Have Not Vested (#)	Market Value of Unearned Units That Have Not Vested ($)
Paul T. Horne(c)	760,503	$1,171,267
James Daniel Westcott	2,112,676	$3,253,521
Kyle M. Hammond	1,267,606	$1,952,113
Kyle A. McGraw(d)	187,324	$288,479
Dan G. LeRoy	135,211	$208,225
(a)	Represents restricted stock units that were granted to Messrs. Horne, Westcott, McGraw and LeRoy on September 20, 2018, which vest fully on March 1, 2022.
(b)	Reflects the value of restricted stock units based on the closing price of our shares on December 31, 2018.
(c)	Under the terms of the Horne Transition Agreement, all outstanding equity awards will continue to vest on the basis of, and only to the extent of, his continued service with the Company as its Chairman.
(d)	Under the terms of the McGraw Separation Agreement, any vested equity awards that had not yet been settled as of December 31, 2018 will be settled at the same time vested equity awards are generally settled for other executive officers.

Option Exercises and Units Vested in 2018

None of our executive officers exercised options during 2018. On February 16, 2018, pursuant to certain objective criteria, the compensation committee determined that no phantom units vested which were granted to Westcott, McGraw, LeRoy and Horne in 2015. As described above, in connection with the Corporate Reorganization, all outstanding awards granted under the Partnership LTIP automatically vested in full pursuant to the terms of the Partnership LTIP and the individual award agreements thereunder.

The following table reflects all of the phantom units and restricted stock units held by our named executive officers which vested during 2018.

	Unit Awards
Name	Number of Units Acquired On Vesting (#)	Value Realized On Vesting ($)(a)
Paul T. Horne	2,461,963	$11,146,940
James Daniel Westcott	1,315,940	$5,887,561
Kyle M. Hammond	1,121,174	$5,486,478
Kyle A. McGraw	791,881	$3,543,089
Dan G. LeRoy	289,674	$1,289,895
(a)	Represents the value of the units acquired by Messrs. Horne, Westcott, Hammond, McGraw and LeRoy upon the Corporate Reorganization-related vesting of phantom unit grants made on June 22, 2016, March 1, 2017, and March 1, 2018. The values of these units were calculated using the fair market value of a unit on the date of the Corporate Reorganization. As described above, pursuant to the terms of the Phantom Unit Settlement Agreement, each NEO that was to receive a cash amount in settlement of their phantom units became eligible instead to receive a portion of that settlement amount and forfeited, without consideration, his right to receive any remaining portion of the settlement amount. The aggregate settlement amount to be awarded to all executive officers, including each of NEOs, was $13.8 million, and the executive officers, including each of NEOs, agreed to forfeit an aggregate of $7.8 million pursuant to the Phantom Unit Settlement Agreements, each in proportion to each executive officer’s settlement amount.

Employment Agreements

Through our wholly-owned subsidiary Legacy Reserves Services, Inc., at the beginning of 2018, we had employment agreements with Messrs. Horne, Hammond, McGraw, Westcott, and LeRoy. These agreements established that Legacy Reserves Services, Inc. employed the executive officers. Each of the employment agreements initially became effective on September 20, 2018, in connection with the Corporate Reorganization. Since then, Messrs. Westcott and Hammond have entered into amended and restated employment agreements, both effective October 31, 2018, in connection with their promotions to Chief Executive Officer and President and Chief Operating Officer, respectively, on March 1, 2019. In addition, on October 31, 2018, Mr. LeRoy entered into a transition letter agreement in connection with his transition out of the role of Vice President and General Counsel and Mr. McGraw entered into a separation letter agreement in connection with his retirement from the Company as of December 31, 2018, which in each case supersede that NEO’s respective prior employment agreement.

The employment agreements provide that each executive officer is entitled to participate in equity and non-equity incentive programs that we may establish from time to time and incentive compensation will be paid at the discretion of the Board of Directors or our compensation committee. See “Compensation Discussion and Analysis — Components of Compensation — Named Executive Officer Compensation.”

As noted above in “Compensation Discussion and Analysis —Letter Agreements with our NEOs,” Mr. Horne, Mr. McGraw, and Mr. LeRoy each entered into a letter agreement with the Company in 2018. As a result, the terms and conditions of each of such NEO’s provision of services to the Company was governed, in part or in full (as applicable), by such letter agreement.

Intellectual Property and Non-Compete Clauses

The employment and letter agreements with each of our NEOs require that the executive officer must promptly disclose and assign any individual rights that he may have in any intellectual property and business opportunities to us. For purposes of the employment and letter agreements, intellectual property includes trade secrets, inventions, ideas, processes, formulas, source and object codes, data, programs, other works of authorship, knowhow, improvements, discoveries, developments, designs and techniques and business opportunities include business ideas, prospects, proposals or other opportunities pertaining to the lease, acquisition, exploration, production, gathering or marketing of hydrocarbons and related products and the exploration potential of geographical areas on which hydrocarbon exploration prospects are located. Under the non-compete provisions of these agreements, the executive officers are prohibited from engaging or participating, with any person or entity, in any activity pertaining to the leasing, acquiring, exploring, producing, gathering or marketing hydrocarbons and related products during the term of the executive officer’s employment and the executive officer may not invest in any other such business unless prior approval is granted in writing by our Board of Directors. The non-compete provisions of the employment agreements limit the executives’ right to engage in these activities for a period of one year after termination of employment in counties and/or parishes where we do business, and limit investment to 3% of the total outstanding securities of publicly traded companies engaged in similar businesses for a period of one year after termination unless such competitive activity is approved in writing by a majority of the independent directors of our Board of Directors. The employment and letter agreements also prohibit the executive officer from soliciting any of our employees or customers for two years following termination.

The non-compete provisions contained in the employment agreements will not apply to investments by the executive officers made prior to the effective date of their respective employment agreements, provided that the investments were identified in an exhibit to the employment agreement. In addition, the non-compete provisions will not apply if we terminate the executive officer’s employment within two years following a change of control.

Severance and Change in Control Payments

Pursuant to the terms of the employment and letter agreements as of December 31, 2018, we may have been obligated to make severance payments to our NEOs following the termination of their employment. These benefits are described below under “–Benefits Payable Upon Termination or Change in Control.” One of our named executive officers, Mr. McGraw, retired from his position as Executive Vice President and Chief Development Officer of the Company effective December 31, 2018. In connection with his retirement, Mr. McGraw received a lump sum cash payment of $2,133,210.

The employment agreements with our NEOs did not include any obligation to make gross-up payments associated with any excise tax that could have been imposed by Section 4999 of the Internal Revenue Code. However, each employment agreement contains a “Section 280G best net after-tax” provision, which provides that, if the total payments to the NEO under the agreement would exceed the applicable threshold under Section 280G of the Internal Revenue Code, then those payments will be reduced to the applicable Section 280G threshold to avoid the imposition of excise taxes under Section 4999 of the Internal Revenue Code in the event, and only to the extent, such reduction would result in a better after-tax result for the NEO.

Benefits Payable Upon Termination or Change in Control

The following table presents, for each NEO, the potential post-employment payments and payments upon a change in control as of December 31, 2018. Set forth below the table is a description of certain post-employment arrangements with our NEOs, including the severance benefits and change in control benefits to which they are entitled under their employment or letter agreement, as applicable.

Named Executive Officer	Benefit	Before Change in Control w/o Cause or for Good Reason	After Change in Control w/o Cause or for Good Reason
Paul T. Horne	Severance(a)	$1,350,000	$2,025,000
	Bonus(b)	$2,040,642	$3,060,963
	Benefits(c)	$44,160	$66,240
	Restricted Stock
	Units(d)	$1,171,267	$1,171,267
James Daniel Westcott	Severance(a)	$1,000,000	$1,500,000
	Bonus(b)	$1,317,830	$1,976,745
	Benefits(c)	$44,160	$66,240
	Restricted Stock
	Units(d)	$3,253,521	$3,253,521
Kyle M. Hammond	Severance(a)	$900,000	$1,350,000
	Bonus(b)	$1,111,060	$1,666,590
	Benefits(c)	$44,160	$66,240
	Restricted Stock
	Units(d)	$1,952,113	$1,952,113
Kyle A. McGraw(e)	Severance	$2,133,210	$2,133,210
Dan G. LeRoy(f)	Equity	$208,225	$208,225
(a)	Subject to the execution (and non-revocation) of a release and continuing compliance with restrictive covenants, if the executive’s employment is terminated by the Company without cause, or executive terminates his employment with good reason, executive is entitled to an amount equal to two years’ annual salary payable in 24 monthly payments; provided that, if such qualifying termination occurs within two years of a change in control, the executive will be entitled to three years’ annual salary (payable in lump sum within 60 days of such termination date).
(b)	Subject to the execution (and non-revocation) of a release and continuing compliance with restrictive covenants, if the executive’s employment is terminated by the Company without cause, or executive terminates his employment with good reason, executive is entitled monthly to an amount equal to two times the executive’s target bonus (in effect immediately prior to the termination of employment), payable in 24 monthly payments; provided that, if such qualifying termination occurs within two years of a change in control, the executive will be entitled to three times the executive’s target bonus (payable in lump sum within 60 days of such termination date). In addition, executive is entitled to a pro rata portion of any annual bonus for the fiscal year in which the termination of his employment occurs (payable in a lump sum at such time as bonuses for the annual period are paid to other executive officers of the Company in accordance with the terms of the applicable bonus plan).
(c)	If the executive’s employment is terminated by the Company without cause, or executive terminates his employment with good reason, the Company will pay the full cost of the employee’s COBRA continuation coverage until the earlier of (i) the expiration of the maximum period required under applicable law, or (ii) the date on which executive receives substantially similar benefits from a subsequent employer.
(d)	Reflects the market value on December 31, 2018 of the unvested restricted stock units granted on September 20, 2018.
(e)	Under the terms of the McGraw Separation Agreement, in connection with his retirement, Mr. McGraw received a lump sum cash payment of $2,133,210.
(f)	Upon Mr. LeRoy’s termination of employment by the Company without cause or by Mr. LeRoy for good reason, subject to his performance of all post-employment obligations and the execution and non-revocation of a release, any outstanding equity awards granted to Mr. LeRoy in 2019 or earlier will fully vest, in each chase within 60 days of such termination of employment.

Severance Benefits

Under the employment and letter agreements (as applicable), we may be obligated to make severance payments following the termination of each NEO’s employment if we terminate his employment without cause or he terminates his employment for good reason, subject to certain cure periods.

“Cause” is defined under each employment and letter agreement as:

•	the executive officer’s conviction of or plea of nolo contendere to any felony or crime or offense causing substantial harm to the Company or its direct or indirect subsidiaries, or involving acts of theft, fraud, embezzlement, moral turpitude or similar conducts;
•	the executive officer’s willful malfeasance in the conduct of the executive’s duties including, but not limited to, willful and intentional misuse or diversion of any funds, embezzlement or fraudulent or willful material misrepresentations or concealments on any written reports;
•	the executive officer’s failure to attempt in good faith to performance the executive’s substantial job duties consistent with the executive’s position (expressly including the provisions of the employment agreements) or material failure to follow or comply with the reasonable and lawful directives of the Board of Directors;
•	a material breach of certain provisions of the employment agreement; or
•	a material breach by the executive officer of written policies of the Company (or any of our direct or indirect subsidiaries) concerning employee discrimination or harassment.

Each NEO will have a 15-day cure period prior to termination for cause under these agreements.

“Good Reason” is defined under each employment agreement as:

•	a reduction in the executive officer’s base salary or target bonus;
•	the relocation of the executive officer’s primary place of employment to a location more than 20 miles from Midland, Texas; or
•	any material reduction in the executive officer’s title, authority or responsibilities.

“Good Reason” is defined under Mr. LeRoy’s transition letter agreement as:

•	a reduction in his base salary;
•	the relocation of his primary place of employment to a location more than 20 miles from Midland, Texas; or
•	the following occurrence: three of the five individuals who serve as executive officers of the Company as of March 1, 2019 no longer provide services to the Company, provided that the general counsel as of March 1, 2019 must also no longer provide services to the Company.

In each case, for “Good Reason” to exist, the employee must provide the Company with a written notice detailing the specific circumstances alleged to constitute Good Reason within sixty (60) days of becoming aware of the occurrence of such circumstances, and actually terminate employment within thirty (30) days following the expiration of the Employer’s thirty (30)-day cure period described above.

Under the employment agreements, if the employment of any NEO is terminated by us for cause or by the executive officer without good reason, we are not obligated to make any severance payments to the executive officer, other than certain accrued benefits representing earned but unpaid items through the date of termination. The amount that an executive officer is entitled to receive upon a termination of his employment by us without cause or by the executive officer with good reason is based on the executive officer’s salary and his incentive compensation. Under the severance provisions of each executive officer’s employment agreement, they are each entitled to severance pay in the amount of two years’ of annual base salary payable monthly at the highest rate in effect at any time during the 36 month period prior to termination, two times the annual bonus in effect preceding the termination and an amount equal to the executive’s pro-rata bonus for the fiscal year in which the termination occurs, such pro-rata bonus at such time as bonuses for the annual period are paid to other executive officers of the Company in accordance with the terms of the applicable bonus plan). In addition, the executive officers are entitled to the full costs of the executive’s COBRA continuation coverage until the earlier of (i) the expiration of the maximum period required under applicable law, or (ii) the date on which executive receives substantially similar benefits from a subsequent employer.

Under the LeRoy Transition Agreement, if his employment is terminated by us for cause or by the executive officer without good reason, subject to his performance of all post-employment obligations and the execution and non-revocation of a release, any outstanding equity awards granted to Mr. LeRoy in 2019 or earlier will fully vest, in each chase within 60 days of such termination of employment.

Change in Control Benefits

Pursuant to the employment agreements, we may be required to make payments to our NEOs who have employment agreements upon a change in control, which occurs upon any of the following (provided that, with respect to any amounts that may be characterized as “nonqualified deferred compensation,” any such change in control qualifies as a change in ownership, change in effective control or change in ownership of a substantial portion of assets of the Partnership within the meaning of Section 409A of the Internal Revenue Code):

•	the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or Section 14(d)(2) of the Exchange Act) (“Person”) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act), (a) with respect to Mr. Horne only, of 35% or more of either (i) the then-outstanding equity interests of the Partnership (the “Outstanding Legacy Equity”) or (ii) the combined voting power of the then-outstanding voting securities of the Partnership entitled to vote generally in the election of directors (the “Outstanding Legacy Voting Securities”), provided that the following will not constitute a change of control: (A) any acquisition directly from the Partnership; (B) with respect to Messrs. McGraw and Horne only, any acquisition by the Partnership and (b) for Messrs. Westcott and Hammond, of 50% or more of the combined voting power of the Company’s then outstanding securities;
•	with respect to Mr. Horne only, any time at which individuals who, as of the date of the agreement, constitute the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board, provided, however, that any individual becoming a director subsequent to the date of the agreement whose election, or nomination for election by the unitholders of the Partnership, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board will be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board;
•	the consummation of a reorganization, corporate reorganization, consolidation or similar corporate transaction involving the Partnership or any of its subsidiaries, in each case unless, following such transaction, all or substantially all of the individuals and entities that were the beneficial owners of the Outstanding Legacy Equity and the Outstanding Legacy Voting Securities immediately prior to such transaction beneficially own, directly or indirectly, more than 50% of the then-outstanding equity interests and the combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation, resulting from such transaction (including, without limitation, a corporation or other entity that, as a result of such transaction, owns the Partnership or all or substantially all of the Partnership’s assets either directly or through one or more subsidiaries);
•	with respect to Mr. Horne only, a sale, lease, or other disposition of all or substantially all of the assets of the Partnership in each case unless, following such transaction, all or substantially all of the individuals and entities that were the beneficial owners of the Outstanding Legacy Equity and the Outstanding Legacy Voting Securities immediately prior to such transaction beneficially own, directly or indirectly, more than 50% of the then-outstanding equity interests and the combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation, resulting from such transaction (including, without limitation, a corporation or other entity that, as a result of such transaction, owns the Partnership or all or substantially all of the Partnership’s assets either directly or through one or more subsidiaries);
•	with respect to Mr. Horne only, approval by the Board of Directors of a complete or substantially complete liquidation or dissolution of the Partnership; and

•	with respect to Messrs. Westcott and Hammond, a complete liquidation or dissolution of the Company or the consummation of a sale or disposition by the Company of all or substantially all of the Company’s assets other than the sale or disposition of all or substantially all of the assets of the Company to a person or persons who beneficially own, directly or indirectly, 50% or more of the combined voting power of the outstanding voting securities of the Company at the time of the sale.

If a termination without cause or by the executive officer with good reason occurs within two years following a change in control, the executive officer will be entitled to a lump-sum payment in an amount equal to the sum of (i) 36 months of his annual base salary (where each monthly amount equals one-twelfth of such executive’s annual base salary), determined at the highest rate in effect at any time during the 36-month period prior to the termination and (ii) three times his annual target bonus, determined at the target amount in effect immediately prior to the termination. Such lump-sum payment will be payable within 60 days following the date of termination, provided that if the 60-day period begins and ends in two distinct taxable years, any such payment will not be made until the second taxable year. In addition, the executive will be entitled to receive an amount equal to any accrued but unpaid bonus and a cash amount equal to the executive’s pro-rata bonus for the fiscal year in which the date of termination occurs, in each case, payable at such time as bonuses of other executive officers are paid such bonuses, and the full costs of the executive’s COBRA continuation coverage until the earlier of (i) the expiration of the maximum period required under applicable law, or (ii) the date on which executive receives substantially similar benefits from a subsequent employer.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company is providing the following disclosure about the estimated ratio of the annual total compensation of our employees to the annual total compensation of Mr. Horne, our Chief Executive Officer as of December 31, 2018. We believe the ratio below is a reasonable estimate calculated in accordance with Item 402(u) of Regulation S-K. SEC rules for identifying the median employee and calculating the pay ratio allow companies to apply various methodologies and apply various assumptions and, as result, the pay ratio reported by us may not be comparable to the pay ratio reported by other companies.

Ratio

For 2018, the median of the annual total compensation of all of our employees, other than Mr. Horne, was an estimated $134,434. Mr. Horne’s annual total compensation, as reported in the Total column of the 2018 Summary Compensation Table, was $12,563,418. Based on this information, the ratio of the annual total compensation of Mr. Horne to the median of the estimated annual total compensation of all employees is 93 to 1.

Identification of Median Employee

We selected December 31, 2017 as the date on which to determine our median employee. As permitted by SEC rules, we have used the same median employee as we did for purposes of our 2018 proxy statement because we do not believe there has been a change in our employee population or employee compensation arrangements that would significantly impact the pay ratio disclosure. For purposes of identifying the median employee from the employee population base, we considered the gross W-2 wages of all of our employees, as compiled from our payroll records. In addition, we measured compensation for purposes of determining the median employee using the 12-month period ending December 31, 2017.

DIRECTOR COMPENSATION

In 2018, prior to the Corporate Reorganization, our non-employee directors (other than Mr. York and Mr. Scott) received equity grants from Legacy Reserves LP valued at $100,000 in accordance with a prior policy in place at the time of the grant and an annual retainer of $40,000.

After the Corporate Reorganization, our compensation committee recommended, and the Board of Directors adopted, a new Director Compensation Policy. In connection therewith, each non-employee director received an additional grant valued at $25,000 in shares of common stock of the Company. As such, the total value of their annual equity grants in 2018 was $125,000, which is in accordance with the Company’s recently adopted Director Compensation Policy.

Under the Director Compensation Policy, in addition to an annual grant of shares of common stock of the Company valued at $125,000, each non-employee director is entitled to receive an annual retainer of $60,000, which is paid quarterly and began with the first quarterly meeting of the Board of Directors following the Corporate Reorganization, and $1,000 for each Board of Directors and committee meeting lasting less than one hour and $1,500 for each Board of Directors and committee meeting lasting one hour or more for each meeting in excess of the four quarterly Board meetings scheduled each year.

In 2018, in addition to the annual retainer and shares paid to non-employee Board members, the lead director, as well as the chairperson of our audit, compensation, and nominating and governance committees each received an annual retainer for their additional service. For 2018, Mr. Lawrence received $25,000 as chairman of the audit committee, Mr. Granberry received $10,000 as chairman of the nominating and governance committee and Mr. Vann received $15,000 as chairman of the compensation committee. Mr. Vann also received $20,000 for his service as Lead Independent Director and $15,000 for his service as chairman of a special conflicts committee.

Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors or committees. Each director will be indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth the aggregate compensation awarded to, earned by or paid by the Company to our non-employee directors during 2018.

Director Compensation for the 2018 Fiscal Year

	Year	Fees Earned ($)(1)	Share and Unit Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Paul T. Horne	2018	—	—	—	—	—	—	—
Cary D. Brown	2018	$61,000	$125,000	—	—	—	—	$186,000
William R. Granberry	2018	$106,000	$125,000	—	—	—	—	$231,000
G. Larry Lawrence	2018	$108,000	$125,000	—	—	—	—	$233,000
Kyle D. Vann	2018	$141,000	$125,000	—	—	—	—	$265,000
D. Dwight Scott(3)	2018	—	—	—	—	—	—	—
Douglas W. York(4)	2018	$23,500	$62,500					$86,000
William D. Sullivan	2018	$70,500	$50,000					$120,500
(1)	Includes $25,000 that Mr. Lawrence received for his service as chairman of the audit committee, $10,000 that Mr. Granberry received for his service as chairman of the nominating and governance committee, and $15,000, $20,000 and $15,000 that Mr. Vann received for his service as chairman of the compensation committee, as Lead Independent Director and as chairman of a special conflicts committee formed in connection with the corporate reorganization of Legacy.
(2)	On May 14, 2018, each non-employee director was awarded a unit grant valued at $100,000, or 48,076 units. On September 26, 2018, each non-employee director was awarded a share grant valued at $25,000, or 5,030 units. The amount shown reflects the grant date fair value of these awards based upon the Financial Accounting Standards board’s authoritative guidance relating to stock compensation. The assumptions used in calculating these amounts are incorporated by reference to Note 13 – “Unit-Based Compensation” to the financial statements in the Partnership’s annual report on Form 10-K filed with the SEC on February 23, 2018.
(3)	On October 3, 2018, D. Dwight Scott resigned from the Board of Directors. Mr. Scott was nominated pursuant to the terms of the Director Nomination Agreement and, pursuant to the terms of such agreement, did not receive compensation in connection with his service on the Board.
(4)	Douglas W. York was appointed to the Board of Directors on October 3, 2018 to fill the vacancy left by Mr. Scott’s resignation. In connection with his appointment, and because he joined the Board of Directors approximately halfway through the annual term of the directors, the Compensation Committee determined that Mr. York should receive a grants of shares under the 2018 Incentive Plan with a value equal to one-half of the annual grant value under the Director Compensation Policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock as of April 24, 2019 for:

•	each person known by us to be a beneficial owner of 5% or more of our outstanding shares;
•	each director;
•	each named executive officer; and
•	all directors and executive officers as a group.

The amounts and percentage of shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of April 24, 2019. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Except as indicated by footnote, to the Company’s knowledge the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. Percentage of total shares beneficially owned is based on 114,810,671 shares outstanding as of April 24, 2019. Unless otherwise noted, the business address for the beneficial owners listed below is 303 W. Wall, Suite 1800, Midland, Texas 79701.

	Shares Beneficially Owned
Owner	Number	Percentage
Directors, Named Executive Officers and Executive Officers
Kyle A. McGraw(a)	1,072,604	*
Kyle D. Vann	209,756	*
Paul T. Horne(b)(c)	192,000	*
William R. Granberry	149,889	*
G. Larry Lawrence	132,756	*
James Daniel Westcott(b)	102,440	*
Kyle M. Hammond(b)(d)	89,530	*
Dan G. LeRoy(b)	24,639	*
Micah C. Foster(b)	23,832	*
Douglas W. York	12,450	*
Albert E. Ferrara, III(b)	2,903	*
Cory J. Elliott(b)	2,461	*
Robert L. Norris(b)	0	*
All directors and executive officers as a group (11 persons)(e)	918,017	*

Greater than 5% Stockholder
Baines Creek Capital, LLC(f)	26,403,289	23.0%
FMR LLC(g)	11,898,343	10.4%
*	Percentage of shares beneficially owned does not exceed 1%.
(a)	Reflects beneficial ownership as of December 31, 2018, when Mr. McGraw retired as Executive Vice President and Chief Development Officer of the Company.
(b)	Does not include grants of 760,563 restricted stock units (“RSUs”) to Paul T. Horne, 2,112,676 RSUs to James Daniel Westcott, 1,267,606 RSUs to Kyle M. Hammond, 135,211 RSUs to Dan G. LeRoy, 223,944 RSUs to Micah C. Foster, 340,426 RSUs to Albert E. Ferrara, III, 187,943 RSUs to Cory J. Elliott and 496,894 RSUs to Robert L. Norris.
(c)	Mr. Horne is deemed to beneficially own the 121,684 shares held by H2K Holdings, Ltd.

(d)	Mr. Hammond is deemed to beneficially own the 52,300 shares held by SDH Trust.
(e)	Excludes Mr. McGraw and Mr. LeRoy as they ceased to be executive officers as of December 31, 2018.
(f)	Based on Schedule 13D/A filed on April 3, 2019 by: Baines Creek Partners, L.P. (“BCP”), Baines Creek Special Purpose Partners, L.P. (“BCSPP”), Baines Creek GP, L.P. (“BCP GP”), Baines Creek SP GP, L.P. (“BCSPP GP”), Baines Creek Capital, LLC (“BCC”), Jeremy Carter, James Schumacher, Kevin Tracy, Brian Williams, Stacy Hock and William L. Thacker, III (collectively, the “Reporting Person”). The Reporting Persons are deemed to beneficially own 26,095,674 shares. BCP has the sole voting and dispositive power with regard to 14,783,250 shares, and BCP GP, BCC, Mr. Tracy and Mr. Williams have shared voting and dispositive power with regard to such shares. BCSPP has the sole voting and dispositive power with regard to 9,919,802 shares, and BCSPP GP, BCC, Mr. Tracy and Mr. Williams have shared voting and dispositive power with regard to such shares. Mr Tracy has the sole voting and dispositive power with respect to 7,510 shares. Mr. Carter has the sole voting and dispositive power with regard to 9,000 shares and shared voting and dispositive power with regard to 138,317 shares. Mr. Schumacher has the sole voting and dispositive power with regard to 11,200. Mr. Williams has sole voting and dispositive power with regard to 179,872 shares and shares voting and dispositive power with regard to 1,700,237 shares. Ms. Hock has shared voting and dispositive power with regard to 285,591 shares. The address of the principal office of each of BCP, BCSPP, BCP GP, BCSPP GP, BCC, Messrs. Carter, Schumacher, Tracy and Williams is 11940 Jollyville Road, Suite 210-S, Austin, Texas 78759. Ms. Hock’s principal business address is 3331 Westlake Drive, Austin, Texas 78746. Mr. Thacker’s principal business address is 7506 Awty School Lane, Houston, Texas 77055.
(g)	Based on the Schedule 13G filed by FMR, LLC with the SEC on November 13, 2018. FMR, LLC has sole voting power over 99,970 shares and sole dispositive power over 11,898,343 shares. The address of FMR, LLC is 245 Summer Street, Boston, Massachusetts 02210.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information as of December 31, 2018 with respect to the shares that may be issued under our existing equity compensation plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Right	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	7,302,809	$—	3,396,304
Equity compensation plans not approved by security holders	—	—	—
Total	7,302,809	$—	3,396,304

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related Persons

The Nominating and Governance Committee, under the Nominating and Governance Committee Charter, has the responsibility to review and approve any transactions, arrangements or relationships in which an executive officer or director of Legacy or of any subsidiary and their immediate family members has a material financial interest or is otherwise party to such transaction. Additionally, the Nominating and Governance Committee will review and approve, upon request from Legacy’s management or the Board, any related party transaction. The Nominating and Governance Committee will only approve related party transaction when it determines such transactions are in the best interests of the Company and its stockholders after considering all facts and circumstances it considers relevant to its determination.

Blue Quail Energy Services, LLC (“Blue Quail”), a company specializing in water transfer services, is an affiliate of Moriah Energy Services LLC, an entity which former Legacy director Cary D. Brown is a principal. Legacy has contracted with Blue Quail to provide water transfer services and paid $169,949, $9,758 and $98,297 in 2018, 2017 and 2016, respectively to Blue Quail for such services.

Travis McGraw, the brother of former Legacy executive officer Kyle A. McGraw, is an employee of Legacy serving as Legacy’s Production Accounting/Marketing Manager. The aggregate value of compensation paid by us to Travis McGraw in 2018 was less than $250,000. There were no material differences between the compensation paid to Travis McGraw and the compensation paid to any other employees who hold analogous positions.

Alan McGraw, the son of former Legacy executive officer Kyle A. McGraw, was an employee of Legacy until March 2019, serving as a Landman. The aggregate value of compensation paid by us to Alan McGraw in 2018 was less than $200,000. There were no material differences between the compensation paid to Alan McGraw and the compensation paid to any other employees who hold analogous positions.

Director Independence

As required under by NASDAQ-listing standards, a majority of the members of a listed company’s board of directors must qualify as independent as affirmatively determined by the board of directors. The Board determines the independence of each director in accordance with the rules and regulations of the SEC and NASDAQ independence standards. The Board includes four individuals who the Board has determined meet the independence and experience standards established by the SEC and NASDAQ: Messrs. Granberry, Lawrence, York and Vann.

The Board annually reviews all relevant business relationships any director may have with Legacy and the independence standards established by the NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees for professional services rendered by BDO USA, LLP, for the fiscal years ended December 31, 2018 and 2017 were:

	Year ended December 31
	2018	2017
Audit Fees(1)	$1,069,208	$654,945
Audit-Related Fees(1)	$8,500	$58,465
Tax Fees	$—	$—
All Other Fees (Executive compensation)(2)	$—	$30,640
Total	$1,077,708	$744,050
(1)	In the above table, “Audit Fees” are fees we paid for professional services for the audit of our consolidated financial statements included in our annual report on Form 10-K or for services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements and fees for Sarbanes-Oxley 404 audit work. “Audit-Related Fees” are fees billed for assurance and related services in connection with acquisition transactions and related regulatory filings.
(2)	“All Other Fees (Executive compensation studies)” are fees billed for compensation consulting services in 2017 in connection with a study of compensation programs related to named executive officers and outside directors of a broad peer group of exploration and production companies and publicly traded limited partnerships.

In regard to executive compensation services, as required by the Public Company Accounting Oversight Board, all services are approved in advance by the Audit Committee. All compensation consulting services are provided under the terms of a separate engagement letter that describes the approved services and the company’s acceptance of its responsibilities. Under the terms of the engagement, BDO USA, LLP does not perform management functions or make any management decisions. Legacy must designate an individual with suitable skill, knowledge and experience to oversee the consulting engagement, evaluate the adequacy and results of the services performed, accept responsibility for the results of the services and establish and maintain internal controls and monitor ongoing activities.

The Audit Committee’s policy is to pre-approve any audit services and any permissible non-audit services provided by Legacy’s independent auditors on behalf of Legacy. These services may include audit services, audit-related services, and other services. Pre-approval is detailed as to the specific service or category of service and is subject to a specific approval.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
31.1	— Rule 13a-14(a) Certification of CEO (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	— Rule 13a-14(a) Certification of CFO (under Section 302 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of April, 2019.

LEGACY RESERVES INC.

By:	/S/ ROBERT L. NORRIS
	Name:	Robert L. Norris
	Title:	Chief Financial Officer (Principal Financial Officer)