Form 10-Q
period 2019-03-31
Legacy Reserves Inc.
filed 2019-05-10
CIK 1735828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

☒ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $.01	LGCY	NASDAQ Stock Market LLC

114,810,671 shares of common stock, par value $0.01, were outstanding as of May 8, 2019.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31, 2019	December 31, 2018
	(In thousands)
Current assets:
Cash	$1,491	$1,098
Accounts receivable, net:
Oil and natural gas	63,542	56,615
Joint interest owners	16,142	15,370
Other	283	—
Fair value of derivatives (Notes 5 and 6)	9,708	66,662
Prepaid expenses and other current assets (Note 1)	13,335	11,347
Total current assets	104,501	151,092
Oil and natural gas properties at cost:
Proved properties using the successful efforts method of accounting	3,507,534	3,471,456
Unproved properties	19,680	19,863
Accumulated depletion, depreciation, amortization and impairment	(2,221,624)	(2,177,006)
Total oil and natural gas properties, net	1,305,590	1,314,313
Other property and equipment, net of accumulated depreciation and amortization of $2,432 and $2,464, respectively (Note 11)	6,743	2,456
Fair value of derivatives (Notes 5 and 6)	—	3,135
Other assets	3,304	3,935
Total assets	$1,420,138	$1,474,931

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT
	March 31, 2019	December 31, 2018
	(In thousands)
Current liabilities:
Current debt, net (Notes 1 and 2)	$883,092	$856,646
Accounts payable	28,658	11,227
Accrued oil and natural gas liabilities (Note 1)	76,284	98,886
Fair value of derivatives (Notes 5 and 6)	2,207	—
Asset retirement obligation (Note 8)	3,938	3,938
Other (Note 11)	18,455	13,953
Total current liabilities	1,012,634	984,650
Long-term debt (Notes 1 and 2)	416,328	432,923
Asset retirement obligation (Note 7)	250,867	248,796
Fair value of derivatives (Notes 5 and 6)	—	550
Other long-term liabilities (Note 11)	3,190	643
Total liabilities	1,683,019	1,667,562
Commitments and contingencies (Note 4 and 11)
Stockholders' equity (deficit):
Common stock, $0.01 par value; 945,000,000 shares authorized, 114,810,671 and 109,442,278 shares outstanding at March 31, 2019 and December 31, 2018, respectively	1,148	1,094
Additional paid-in capital	32,571	24,752
Accumulated deficit	(296,600)	(218,477)
Total stockholders' deficit	(262,881)	(192,631)
Total liabilities and stockholders' deficit	$1,420,138	$1,474,931

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
	(In thousands, except per share data)
Revenues:
Oil sales	$77,761	$93,411
Natural gas liquids (NGL) sales	4,515	7,396
Natural gas sales	36,221	36,672
Total revenues	118,497	137,479

Expenses:
Oil and natural gas production	47,477	47,967
Production and other taxes	6,149	7,326
General and administrative	16,530	24,090
Depletion, depreciation, amortization and accretion	42,549	36,547
Impairment of long-lived assets	7,398	—
(Gains) losses on disposal of assets	1,034	(20,395)
Total expenses	121,137	95,535

Operating (loss) income	(2,640)	41,944

Other income (expense):
Interest income	6	12
Interest expense (Notes 2, 5 and 6)	(37,119)	(27,368)
Gain on extinguishment of debt (Note 2)	13,105	51,693
Equity in income of equity method investees	—	17
Net (losses) on commodity derivatives (Notes 5 and 6)	(51,460)	(1,704)
Other	(270)	275
Income (Loss) before income taxes	(78,378)	64,869
Income tax expense	—	(487)
Net (Loss) Income	$(78,378)	$64,382
(Loss) Income per share / unit - basic and diluted (Note 8)	$(0.70)	$0.62
Weighted average number of shares / units used in computing net loss per share / unit
Basic	111,225	103,994
Diluted	111,225	104,301
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT / PARTNERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018
(UNAUDITED)

March 31, 2019
	Stockholders' Deficit
	Shares	Par Value	APIC	Acc. Deficit	Total Deficit

Balance, December 31, 2018	109,442	$1,094	$24,752	$(218,477)	$(192,631)
Stock-based compensation	—	—	4,156	—	4,156
Debt exchange	5,368	54	3,663	—	3,717
ASC 842 Adoption	—	—	—	255	255
Net loss	—	—	—	(78,378)	(78,378)
Balance, March 31, 2019	114,810	$1,148	$32,571	$(296,600)	$(262,881)

March 31, 2018
	Partners' Deficit
	Series A Preferred Equity		Series B Preferred Equity		Incentive Distribution Equity		Partner's Deficit
	Units	Amount	Units	Amount	Units	Amount	LP Units	Limited Partner Amount	General Partner Amount	Total Partner's Deficit
	(In thousands)
Balance, December 31, 2017	2,300	$55,192	7,200	$174,261	100	$30,814	72,595	$(531,794)	$(160)	$(271,687)
Unit-based compensation	—	—	—	—	—	—	—	263	—	263
Vesting of restricted and phantom units	—	—	—	—	—	—	264	—	—	—
Units issued in exchange for Standstill Agreement	—	—	—	—	—	—	3,800	5,928	—	5,928
Net Income	—	—	—	—	—	—	—	64,367	15	64,382
Balance, March 31, 2018	2,300	$55,192	7,200	$174,261	100	$30,814	76,659	$(461,236)	$(145)	$(201,114)

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(78,378)	$64,382
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	42,549	36,547
Amortization of debt discount and issuance costs	8,526	7,509
Gain on extinguishment of debt	(13,105)	(51,693)
Impairment of long-lived assets	7,398	—
(Gain) loss on derivatives	52,168	837
Equity in (income) loss of equity method investees	—	(17)
Stock/unit-based compensation	4,156	12,324
(Gains) losses on disposal of assets	1,034	(20,395)
Changes in assets and liabilities:
Increase in accounts receivable, oil and natural gas	(6,927)	(3,499)
(Increase) decrease in accounts receivable, joint interest owners	(772)	6,346
Increase in accounts receivable, other	(283)	—
(Increase) decrease in other assets	(712)	843
Increase (decrease) in accounts payable	17,431	(9,730)
(Decrease) increase in accrued oil and natural gas liabilities	(4,230)	3,787
Increase in other liabilities	6,572	6,776
Total adjustments	113,805	(10,365)
Net cash provided by operating activities	35,427	54,017
Cash flows from investing activities:
Investment in oil and natural gas properties	(57,761)	(73,870)
Proceeds associated with sale of assets	160	27,100
Investment in other equipment	(4,424)	(57)
Net cash settlements (paid) received on commodity derivatives	9,579	(2,795)
Net cash used in investing activities	(52,446)	(49,622)
Cash flows from financing activities:
Proceeds from long-term debt	71,000	265,626
Payments of long-term debt	(50,000)	(248,384)
Payments of debt issuance costs	(2,855)	(22,875)
Net cash provided by (used in) financing activities	18,145	(5,633)
Net increase in cash and cash equivalents	1,126	(1,238)
Cash, beginning of period (1)	4,361	4,438
Cash, end of period (1)	$5,487	$3,200
Non-cash investing and financing activities:
Asset retirement obligations associated with properties sold	$(243)	$(15,708)
Debt exchange	$3,716	$—
Change in accrued capital expenditures	$(18,372)	$(12,503)
Units issued in exchange for Standstill Agreement	$—	$5,928
See accompanying notes to condensed consolidated financial statements.

(1)  Inclusive of $4.0 million and $3.3 million of restricted cash as of March 31, 2019 and 2018. See "—Footnote 1—Summary of Significant Accounting Policies" for further discussion.

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

The accompanying financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred.  These condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, that are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Legacy's Annual Report on Form 10-K for the year ended December 31, 2018.

(b) Going Concern

Legacy has significant obligations and commitments coming due in the near term. The Credit Agreement (as defined in Note 2) matures on May 31, 2019 and as of March 31, 2019, Legacy had borrowings of $562 million and availability under the Credit Agreement of $13.0 million. In addition, Legacy received a temporary waiver under the Term Loan Credit Agreement (as defined in Note 2) of its requirement to deliver fiscal year 2018 audited financial statements without a "going concern" or like qualification or exception through May 31, 2019. Due to the short-term nature of this waiver and the anticipation that we will be in violation of this covenant upon expiry of the waiver, Legacy has determined that the total borrowings outstanding under the Term Loan Credit Agreement of $339.8 million are due in the near term and have thus recorded these as a current liability. Without additional sources of capital or a significant restructuring of its balance sheet, the maturity of the Credit Agreement raises substantial doubt about Legacy's ability to continue as a going concern, which means that Legacy may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operation.The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

In order to improve its liquidity position and address its near-term debt maturities, Legacy is currently evaluating financial, transactional and other strategic alternatives. There can be no assurance that sufficient liquidity can be raised or that debt maturities can be extended from any one or more of these transactions or that these transactions can be consummated within the period needed to meet our obligations. Should Legacy be unable to extend the debt maturities or consummate a transaction, Legacy will not have sufficient liquidity to repay its Credit Agreement at maturity and may need to seek relief under the U.S. Bankruptcy code.

(c) Recent Developments

On March 21, 2019, we entered into the Twelfth Amendment (the “Twelfth Amendment”) to our Credit Agreement. The
Twelfth Amendment provides for, among other things, (i) an extension of the maturity of the Credit Agreement to May 31, 2019, (ii) an increase in the applicable interest rate by 2.25%, (iii) the payment of a fee equal to 0.35% of the amount of the current borrowing base under the Credit Agreement, payable on the effective date of the Twelfth Amendment, (iv) the mandatory termination of certain derivative contracts three days prior to the maturity of the Credit Agreement, (vi) the reduction in the borrowing base from $575 million to $570 million, effective May 22, 2019, (vii) the reduction in the maximum consolidated cash balance we can maintain to $15 million, effective April 1, 2019 and (viii) the payment of a fee equal to 0.15% of the amount of the current borrowing base under the Credit Agreement, payable on the earliest to occur of (x) May 31, 2019 or (y) an acceleration of the outstanding indebtedness under the Credit Agreement. Additionally, the Twelfth Amendment waives certain deviations from the requirements of the Credit Agreement, including the delivery of fiscal year 2018 audited financial statements with a “going concern” or like qualification or exception and non-compliance with the current ratio covenant for the fourth quarter of 2018.

On March 21, 2019, we entered into the Seventh Amendment (the “Seventh Amendment”) to our Term Loan Credit Agreement. The Seventh Amendment waives, through May 31, 2019, the requirement of the Term Loan Credit Agreement that the delivery of fiscal year 2018 audited financial statements not include a “going concern” or like qualification or exception. The Seventh Amendment also provides for, among other things, (i) an increase in the applicable interest rate by2.25%, (ii) a fee equal to 0.35% of the aggregate amount of term loans currently outstanding under the Term Loan Credit Agreement, to be paid in kind by increasing the aggregate amount of term loans outstanding as of the effective date of the Seventh Amendment and (iii) a fee equal to 0.15% of the aggregate amount of term loans currently outstanding under the Term Loan Credit Agreement, to be paid in kind by increasing the aggregate amount of term loans outstanding on the earliest to occur of (x) May 31, 2019 or (y) an acceleration of the outstanding indebtedness under the Term Loan Credit Agreement.

On September 20, 2018, we completed the previously announced transactions contemplated by the Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), dated July 9, 2018, by and among Legacy Inc., Legacy LP, Legacy Reserves GP, LLC (the “General Partner”) and Legacy Reserves Merger Sub LLC, a wholly owned subsidiary of Legacy Inc. (“Merger Sub”), and the GP Purchase Agreement, dated March 23, 2018, by and among Legacy Inc., the General Partner, Legacy LP, Lion GP Interests, LLC, Moriah Properties Limited, and Brothers Production Properties, Ltd., Brothers Production Company, Inc., Brothers Operating Company, Inc., J&W McGraw Properties, Ltd., DAB Resources, Ltd. and H2K Holdings, Ltd. (such transactions referred to herein collectively as the “Corporate Reorganization”). Upon the consummation of the Corporate Reorganization:

•Legacy Inc., which prior to the Corporate Reorganization, was a wholly owned subsidiary of the General Partner, acquired all of the issued and outstanding limited liability company interests in the General Partner and became the sole member of the General Partner with the General Partner becoming a subsidiary of Legacy Inc.; and

•Legacy LP merged with Merger Sub, with Legacy LP continuing as the surviving entity and as a subsidiary of Legacy Inc. (the “Merger”), the limited partner interests of Legacy LP, other than the incentive distribution units in Legacy LP, were exchanged for shares of Legacy Inc.’s common stock, par value $0.01 (“common stock”) and the general partner interest remained outstanding.

The Corporate Reorganization was accounted for under ASC 805 as a combination of entities under common control. As such, the assets and liabilities of the Partnership were recognized at their carrying values in Legacy Inc.

(d) Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In thousands)
Revenue payable to joint interest owners	$18,972	$24,690
Accrued lease operating expense	23,050	22,750
Accrued Capital Expenditures	22,855	41,227
Accrued ad valorem tax	6,623	5,255
Other	4,784	4,964
	$76,284	$98,886

(e) Restricted Cash

Restricted cash on our Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018 is $4.0 million and $3.3 million  respectively, and is included in the "Prepaid expenses and other current assets" line. The restricted cash amounts represent various deposits to secure the performance of contracts, surety bonds and other obligations incurred in the ordinary course of business. Legacy adopted Accounting Standards Update ("ASU") No. 2016-18, "Restricted Cash" as of January 1, 2018.

(f) Recent Accounting Pronouncements

None

(g) Income Taxes

Legacy’s provision for income taxes for the three months ended March 31, 2019 and 2018 is based on the estimated annual effective tax rate plus discrete items. The effective income tax rates were —% and 0.1% for the three months ended March 31, 2019 and 2018, respectively.

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

All of Legacy's income is sourced within the United States.

(h) Leases

The new standard was effective for us in the first quarter of 2019, and we adopted the new standard using a modified retrospective approach, with the date of initial application on January 1, 2019. Consequently, upon transition, we recognized an ROU asset and a lease liability, with the cumulative-effect of adoption in retained earnings as of January 1, 2019. We further utilized the package of practical expedients at transition to not reassess the following:

•Whether any expired or existing contracts were or contained leases;

•The lease classification for any expired or existing leases; and

•Initial direct costs for any existing leases.

In addition, we elected the practical expedient to not assess whether existing or expired land easements that were not previously accounted for as leases under superseded guidance are or contain a lease under the new leases guidance.

We determine if an arrangement is a lease at inception of the arrangement. To the extent that we determine an arrangement represents a lease, we classify that lease as an operating lease or a finance lease. We capitalize operating and finance leases on our consolidated balance sheets through a right-of-use (“ROU”) asset and a corresponding lease liability. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.

Operating leases are included in other property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at the commencement date of an arrangement based on the present value of lease payments over the lease term. The operating lease ROU asset also includes any lease payments made to the lessor prior to lease commencement, less any lease incentives, and initial direct costs incurred. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

Finance leases are included in other property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets. Finance lease ROU assets (that is, amounts capitalized in other property and equipment) and liabilities are recognized at the commencement date of an arrangement based on the present value of lease payments over the lease term. The finance lease ROU asset also includes any lease payments made to the lessor prior to lease commencement, less any lease incentives, and initial direct costs incurred. We generally amortize that ROU asset on a straight-line basis, while interest on the lease liability is calculated using the effective interest method. Lease expense recognized under our finance leases is, therefore, comprised of amortization on the finance lease ROU asset and interest on the finance lease liability.

Nature of Leases

In support of our operations, we lease certain corporate office space, field offices, compressors, drilling rigs, other production equipment, fleet vehicles and storage space under cancelable and non-cancelable contracts. A more detailed description of our material lease types is included below.

Corporate and Field Offices

We enter into long-term contracts to lease corporate and field office space in support of company operations. These contracts are generally structured with an initial non-cancelable term of two to ten years. To the extent that our corporate and field office contracts include renewal options, we evaluate whether we are reasonably certain to exercise those options on a contract by contract basis based on expected future office space needs, market rental rates, drilling plans and other factors. We have further determined that our current corporate and field office leases represent operating leases.

Compressors

We rent compressors from third parties in order to facilitate the downstream movement of our production to market. Our compressor arrangements are typically structured with a non-cancelable primary term of one to twenty four months and often continue thereafter on a month-to-month basis subject to termination by either party with thirty days’ notice. We have concluded that our compressor rental agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. Upon completion of the primary term, both parties have substantive rights to terminate the lease without incurring a significant penalty. As a result, enforceable rights and obligations do not exist under the rental agreement subsequent to the primary term.

To the extent that our compressor rental arrangements have a primary term of twelve months or less, we have elected to apply the practical expedient for short-term leases. For those short-term compressor contracts, we do not apply the lease recognition requirements, and we recognize lease payments related to these arrangements in profit or loss on a straight-line basis over the lease term. Refer to “Practical Expedients & Accounting Policy Elections” below for additional detail.

Drilling Rigs

We enter into daywork contracts for drilling rigs with third party service contractors to support the development and exploitation of undeveloped reserves and acreage. Our drilling rig arrangements are typically structured with a term that is in effect until drilling operations are completed on a contractually specified well or well pad. Upon mutual agreement with the contractor, we typically have the option to extend the contract term for additional wells or well pads by providing thirty days’ notice prior to the end of the original contract term. We have concluded that our drilling rig arrangements represent short-term operating leases with a lease term that equals the period of time required to complete drilling operations on the contractually specified well or well pad (that is, generally one to a few months from commencement of drilling). We do not include the option to extend the drilling rig contract in the lease term due to the continuously evolving nature of our drilling schedules, which requires significant flexibility in the structure of the term of these arrangements, and the potential volatility in commodity prices in an annual period.

We have further elected to apply the practical expedient for short-term leases to our drilling rig leases. Accordingly, we do not apply the lease recognition requirements to our drilling rig contracts, and we recognize lease payments related to these arrangements in capital expenditures on a straight-line basis over the lease term. Refer to “Practical Expedients & Accounting Policy Elections” below for additional detail.

Other Production Equipment

We rent other production equipment, primarily electric submersible pumps, from third party vendors to be used in our production operations. These arrangements are typically structured with a non-cancelable term of 1 to 3 months and often continue thereafter on a month-to-month basis subject to termination by either party with thirty days’ notice. We have concluded that we are not reasonably certain of executing the month-to-month renewal options beyond a twelve month period based on the historical term for which we have used other production equipment, and, therefore, our other equipment agreements represent operating leases with a lease term up to twelve months.

We have further elected to apply the practical expedient for short-term leases to our other production equipment contracts. Accordingly, we do not apply the lease recognition requirements to these contracts, and we recognize lease payments related to these arrangements in profit or loss on a straight-line basis over the lease term. Refer to “Practical Expedients & Accounting Policy Elections” below for additional detail.

Fleet Vehicles

We execute fleet vehicle leases with a third party vendor in support of our day-to-day drilling and production operations. Our vehicle leases are typically structured with a term of 18 to 48 months. We have concluded that the majority of our vehicle leases represent operating leases.

Significant Judgments

Discount Rate

Our leases typically do not provide an implicit rate, and thus, we are required to use our incremental borrowing rate in determining the present value of lease payments based on the information available at commencement date. Our incremental borrowing rate reflects the rate of interest that we would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. In order to determine our incremental borrowing rate, we utilized our current credit rating as well as best available market data, which includes public bond information for publicly traded upstream energy companies with similar credit ratings, to estimate our unsecured borrowing rate and applied adjustments to that rate to account for the effect of collateral.

Legacy has determined the discount rate as of January 1, 2019 using end of day December 31, 2018 market data. This discount rate was used in the transition to ASC 842 as well as all new leases executed within 2019. Legacy intends to update the discount rate annually thereafter on January 1 to be used for all new leases within the year (for example, the discount rate will be updated as of January 1, 2020 to be applied to all new leases in 2020). In the event a material lease is executed within a fiscal year or there have been material changes in the market that would impact Legacy’s discount rate, Legacy will evaluate whether an intra-year update of the discount rate is required.

Variable Lease Cost

Practical Expedients & Accounting Policy Elections

Certain of our lease agreements include lease and non-lease components. For all current asset classes with multiple component types, we have utilized the practical expedient that exempts us from separating lease components from non-lease components. Accordingly, we account for the lease and non-lease components in an arrangement as a single lease component.

In addition, for all of our asset classes, we have made an accounting policy election not to apply the lease recognition requirements to our short-term leases (that is, a lease that, at commencement, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that we are reasonably certain to exercise). Accordingly, we recognize lease payments related to our short-term leases in profit or loss on a straight-line basis over the lease term. To the extent that there are variable lease payments, we recognize those payments in profit or loss in the period in which the obligation for those payments is incurred. Refer to “Nature of Leases” above for further information regarding those asset classes that include material short-term leases.

(2) Debt

Debt consists of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(In thousands)
Current debt
Credit Facility due 2019	$562,000	$541,000
Second Lien Term Loans due 2020	339,812	338,626
Unamortized debt issuance costs	(15,612)	(17,332)
Unamortized discount on Second Lien Term Loans	(3,108)	(5,648)
Total current debt, net	$883,092	856,646
Long-term debt
8% Senior Notes due 2020	208,885	208,885
6.625% Senior Notes due 2021	129,529	131,279
8% Convertible Senior Notes due 2023	107,527	128,103
	$445,941	$468,267
Unamortized discount on Senior Notes	(26,059)	(31,517)
Unamortized debt issuance costs	(3,554)	(3,827)
Total long-term debt, net	$416,328	$432,923
Total debt, net	$1,299,420	$1,289,569

 Credit Facility

On April 1, 2014, Legacy LP entered into a 5 year $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, Compass Bank, as syndication agent, UBS Securities LLC and U.S. Bank National Association, as co-documentation agents and the lenders party thereto (as amended, the “Credit Agreement”). On March 21, 2019, Legacy entered into the Twelfth Amendment to the Credit Agreement which, among other things, extended the maturity of the Credit Agreement from April 1, 2019 to May 31, 2019. Legacy's obligations under the Credit Agreement are secured by mortgages on over 95% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in its operating subsidiaries and Legacy's ownership interests in the General Partner. Concurrently with the Corporate Reorganization, the General Partner and Legacy Inc. provided guarantees of Legacy LP's obligations under the Credit Agreement. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit. The borrowing base was reaffirmed at $575 million as part of the Twelfth Amendment. Under the terms of the Credit Agreement, the borrowing base reduces to $570 million on May 22, 2019. The borrowing base is subject to semi-annual redeterminations on or about April 1 and October 1 of each year, but no redeterminations are scheduled between now and maturity on May 31, 2019. Additionally, either Legacy or the lenders may, once during each calendar year, elect to redetermine the borrowing base between scheduled redeterminations. Legacy also has the right, once during each calendar year, to request the redetermination of the borrowing base upon the proposed acquisition of certain oil and natural gas properties where the purchase price is greater than 10% of the borrowing base then in effect. Any increase in the borrowing base requires the consent of all the lenders and any decrease in or maintenance of the borrowing base must be approved by the lenders holding at least 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Credit Agreement. If the requisite lenders do not agree on an increase or decrease, then the borrowing base will be the highest borrowing base acceptable to the lenders holding 66-2/3% of the outstanding aggregate principal amounts of the loans or participation interests in letters of credit issued under the Credit Agreement so long as it does not increase the borrowing base then in effect.

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

The Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•as of any day, first lien debt to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available to not be greater than 2.50 to 1.00;

•as of the last day of any fiscal quarter, secured debt to EBITDA as of the last day of any fiscal quarter for the four fiscal quarters then ending of not more than 4.5 to 1.0;

•as of the last day of any fiscal quarter, total EBITDA over the last four quarters to total interest expense over the last four quarters to be greater than 2.0 to 1.0;

•consolidated current assets, as of the last day of the most recent quarter and including the unused amount of the total commitments, to consolidated current liabilities as of the last day of the most recent quarter of not less than 1.0 to 1.0, excluding non-cash assets and liabilities under FASB Accounting Standards Codification 815, which includes the current portion of oil, natural gas and interest rate derivatives; and

•as of the last day of any fiscal quarter, the ratio of (a) the sum of (i) the net present value using NYMEX forward pricing, discounted at 10 percent per annum, of Legacy’s proved developed producing oil and gas properties as reflected in the most recent reserve report delivered either July 1 or December 31 of each year, as the case may be (giving pro forma effect to material acquisitions or dispositions since the date of such reports) (“PDP PV-10”), (ii) the net mark to market value of Legacy’s commodity derivative agreements and (iii) Legacy’s cash and cash equivalents, in each case as of such date to (b) Secured Debt as of such day to be equal to or less than 1.00 to 1.00.

On September 14, 2018 and September 20, 2018, Legacy entered into the Tenth Amendment and Eleventh Amendment, respectively, to the Credit Agreement (the “Credit Agreement Amendments”). The Credit Agreement Amendments amend certain provisions set forth in the Credit Agreement to, among other items:

•permit the issuance of the 2023 Convertible Notes;

•provide that the 2023 Convertible Notes constitute debt that is permitted refinancing debt;

•allow for the payment of a cash conversion incentive in connection with the early cashless conversion of the 2023 Convertible Notes into common stock; and

•permit the redemption of certain senior notes or permitted refinancing debt of such senior notes with any combination of the following: (i) proceeds of certain permitted refinancing debt; (ii) net cash proceeds of any sale of equity interests (other than disqualified capital stock) of Legacy Inc.; and/or (iii) in exchange for equity interests (other than disqualified capital stock) of Legacy Inc.

All capitalized terms not defined in the foregoing description have the meaning assigned to them in the Credit Agreement.

As of March 31, 2019, Legacy’s ratio of consolidated current assets to consolidated current liabilities was less than 0.7 to 1.0, in violation of a covenant contained in the Credit Agreement. On May 9, 2019, Legacy received a waiver with respect to compliance with such covenant for the fiscal quarter ended March 31, 2019. Except with respect to compliance with the financial covenant that has been waived, as of March 31, 2019, Legacy was in compliance with all covenants of the Credit Agreement. If Legacy is unable to extend its debt maturities or consummate a transaction, Legacy anticipates breaching certain covenants under its Credit Agreement, which would constitute a default under its Credit Agreement. Defaults, if not remedied, would require a waiver from Legacy’s lenders in order for it to avoid an event of default and subsequent acceleration of all amounts outstanding under its Credit Agreement and potential foreclosure on its oil and natural gas properties. Furthermore, the failure to repay outstanding indebtedness when due under its Credit Agreement and certain other payment defaults or acceleration under its Credit Agreement could cause a cross-default or cross-acceleration of all of Legacy’s indebtedness.

As of March 31, 2019, Legacy had approximately $562 million drawn under the Credit Agreement at a weighted-average interest rate of 7.79%, leaving approximately $13.0 million of availability under the Credit Agreement. For the three-month period ended March 31, 2019, Legacy paid in cash $7.9 million of interest expense on the Credit Agreement.

Second Lien Term Loan Credit Agreement

On October 25, 2016, Legacy entered into a Second Lien Term Loan Credit Agreement (as amended, the "Term Loan Credit Agreement") among Legacy, as borrower, Cortland Capital Market Services LLC ("Cortland"), as administrative agent and second lien collateral agent, and the lenders party thereto, providing for term loans up to an aggregate principal amount of $300.0 million (the “Second Lien Term Loans”). On March 21, 2019, Legacy entered into the Seventh Amendment to the Term Loan Credit Agreement (as defined below). The Second Lien Term Loans under the Term Loan Credit Agreement are issued with an upfront fee of 2% and bear interest at a rate of 12.00% per annum payable quarterly in cash. Effective March 21, 2019, the Seventh Amendment to the Term Loan Credit Agreement provides an increase of 2.25% to the interest rate paid on all term loans. GSO Capital Partners L.P. (“GSO”) and certain funds and accounts managed, advised or sub-advised, by GSO are the initial lenders thereunder. The Term Loan Credit Agreement matures on August 31, 2021; provided that, if on July 1, 2020, Legacy has greater than or equal to a face amount of $15.0 million of Senior Notes that were outstanding on the date the Term Loan Credit Agreement was entered into or any other senior notes with a maturity date that is earlier than August 31, 2021, the Term Loan Credit Agreement will mature on August 1, 2020. The Second Lien Term Loans are secured on a second lien priority basis by the same collateral that secures Legacy's Credit Agreement and are unconditionally guaranteed on a joint and several basis by the same wholly owned subsidiaries of Legacy that are guarantors under the Credit Agreement. In addition, upon consummation of the Corporate Reorganization, the General Partner and Legacy Inc. became guarantors. As of March 31, 2019, Legacy had approximately $339.8 million drawn under the Term Loan Credit Agreement. On December 31, 2017, Legacy entered into the Third Amendment to the Term Loan Credit Agreement among Legacy, as borrower, Cortland, as administrative agent and second lien collateral agent, and the lenders party thereto, including GSO and certain funds and accounts managed, advised or sub-advised by GSO, which, among other things, increased the maximum amount available for borrowing under the Second Lien Term Loans to $400.0 million, extended the availability of undrawn principal ($60.2 million of availability as of March 31, 2019) to October 25, 2019 and relaxed the asset coverage ratio to 0.85 to 1.00 until the fiscal quarter ended December 31, 2018.

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

The Term Loan Credit Agreement also contains covenants that, among other things, requires Legacy to:
•not permit, as of the last day of any fiscal quarter, the ratio of the sum of (i) the net present value using NYMEX forward pricing of Legacy’s PDP PV-10, (ii) the net mark to market value of Legacy’s commodity derivative agreements and (iii) Legacy’s cash and cash equivalents to Secured Debt to be less than 0.85 to 1.00 until the fiscal quarter ended December 31, 2018 and 1.00 to 1.00 thereafter; and

•not permit, as of the last day of any fiscal quarter, Legacy’s ratio of Secured Debt as of such day to EBITDA for the four fiscal quarters then ending to be greater than 4.50 to 1.00.

On September 14, 2018 and September 20, 2018, Legacy entered into the Fifth Amendment and Sixth Amendment, respectively, to the Term Loan Credit Agreement (the “Term Loan Amendments”). The Term Loan Amendments amend certain provisions set forth in the Term Loan Credit Agreement to, among other items:

•permit the issuance of the 2023 Convertible Notes;

•provide that the 2023 Convertible Notes constitute debt that is permitted refinancing debt;

•allow for the payment of a cash conversion incentive in connection with the early cashless conversion of the 2023 Convertible Notes into common stock; and

•permit the redemption of certain senior notes or permitted refinancing debt of such senior notes with any combination of the following: (i) proceeds of certain permitted refinancing debt; (ii) net cash proceeds of any sale of equity interests (other than disqualified capital stock) of Legacy Inc.; and/or (iii) in exchange for equity interests (other than disqualified capital stock) of Legacy Inc.

On March 21, 2019, we entered into the Seventh Amendment (the “Seventh Amendment”) to our Term Loan Credit Agreement. The Seventh Amendment waives, through May 31, 2019, the requirement of the Term Loan Credit Agreement that the delivery of fiscal year 2018 audited financial statements not include a “going concern” or like qualification or exception. The Seventh Amendment also provides for, among other things, (i) an increase in the applicable interest rate by 2.25%, (ii) a fee equal to 0.35% of the aggregate amount of term loans currently outstanding under the Term Loan Credit Agreement, to be paid in kind by increasing the aggregate amount of term loans outstanding as of the effective date of the Seventh Amendment and (iii) a fee equal to 0.15% of the aggregate amount of term loans currently outstanding under the Term Loan Credit Agreement, to be paid in kind by increasing the aggregate amount of term loans outstanding on the earliest to occur of (x) May 31, 2019 or (y) an acceleration of the outstanding indebtedness under the Term Loan Credit Agreement. Further, while we received a waiver of the covenant under our Term Loan Credit Agreement that requires us to deliver audited financial statements without a “going concern” or like qualification or exception, such waiver expires on May 31, 2019 and such default cannot be remedied. We will be in breach of that covenant if we do not receive another waiver on May 31, 2019. There can be no assurances that we will be able to obtain an additional waiver.

All capitalized terms used but not defined in the foregoing description have the meaning assigned to them in the Term Loan Credit Agreement.

As of March 31, 2019, Legacy was in compliance with all financial and other covenants of the Term Loan Credit Agreement.

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

Legacy may be required to offer to repurchase the 2020 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture. Legacy and Legacy Reserves Finance Corporation's obligations under the 2020 Senior Notes are guaranteed by its 100% owned subsidiaries Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP, Legacy Reserves Services LLC., Legacy Reserves Energy Services LLC, Legacy Reserves Marketing LLC., Dew Gathering LLC and Pinnacle Gas Treating LLC, which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation. In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as Legacy's Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of its, or any other guarantor's, other debt; or (vii) upon merging into, or transferring all of its properties to Legacy or another guarantor and ceasing to exist. Refer to "Note 13 - Guarantors -" for further details on Legacy's guarantors.

The indenture governing the 2020 Senior Notes (as supplemented, the "2020 Notes Indenture") limits Legacy's ability and the ability of certain of its subsidiaries to (i) sell assets; (ii) pay distributions or dividends on, repurchase or redeem equity interests or purchase or redeem Legacy's subordinated debt, provided that such subsidiaries may pay dividends to the holders of their equity interests (including Legacy) and Legacy may pay distributions to the holders of its equity interests subject to the absence of certain defaults, the satisfaction of a fixed charge coverage ratio test and certain other conditions; (iii) make certain investments; (iv) incur or guarantee additional indebtedness or issue preferred securities; (v) create or incur certain liens; (vi)

enter into agreements that restrict distributions or other payments from certain of its subsidiaries to Legacy; (vii) consolidate, merge or transfer all or substantially all of Legacy's assets; (viii) engage in certain transactions with affiliates; (ix) create unrestricted subsidiaries; and (x) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications. If at any time when the 2020 Senior Notes are rated investment grade by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services and no Default (as defined in the indenture) has occurred and is continuing, many of such covenants will terminate and Legacy and its subsidiaries will cease to be subject to such covenants. The 2020 Notes Indenture also includes customary events of default. Legacy is in compliance with all financial and other covenants of the 2020 Senior Notes. However, if the lenders under Legacy's Credit Agreement or Term Loan Credit Agreement were to accelerate the indebtedness under Legacy’s Credit Agreement or Term Loan Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of the 2020 Senior Notes and permit the holders of such notes to accelerate the maturities of such indebtedness.

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

The indenture also includes customary events of default. As of the March 31, 2019 period end, Legacy was in compliance with all covenants of the 2020 Senior Notes.

Interest is payable on June 1 and December 1 of each year.

As of March 31, 2019, there was $208.9 million of 2020 Senior Notes outstanding.

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

As of March 31, 2019, Legacy was in compliance with all covenants of the 2021 Senior Notes.

During the three months ended March 31, 2019, $1.75 million of 2021 Senior Notes were exchanged for 593,367 shares of common stock. Legacy treated the exchange as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2021 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the fair value of the shares issued in the exchange based on the closing price on the date of exchange.  As of March 31, 2019, there were $129.5 million of 2021 Senior Notes outstanding.

During the year ended December 31, 2018, Legacy exchanged 2,000,000 shares of Common Stock for $5 million of face amount of its outstanding 2020 Senior Notes. Legacy treated the exchange as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2021 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the fair value of the units issued in the exchange based on the closing price on the date of exchange.

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

On December 31, 2017, Legacy entered into a definitive agreement with certain funds managed by Fir Tree Partners pursuant to which Legacy acquired $187.0 million of the 6.625% Notes for a price of approximately $132 million inclusive of accrued but unpaid interest with a settlement date of January 5, 2018. Legacy treated these repurchases for accounting purposes as an extinguishment of debt. Additionally, Legacy recognized a gain for the difference between (1) the face amount of the 2021 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price.

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

Interest is payable on June 1 and December 1 of each year.

8% Convertible Senior Notes Due 2023 ("2023 Convertible Notes")

On September 20, 2018, the Issuers, completed private exchanges with certain holders of senior notes, pursuant to which the Issuers exchanged (i) $21.004 million aggregate principal amount of 2020 Senior Notes for $21.004 million aggregate principal amount of 2023 Convertible Notes and 105,020 shares of common stock and (ii) $109.000 million aggregate principal amount of 2021 Senior Notes for $109.000 million aggregate principal amount of 2023 Convertible Notes. The 2023 Convertible Notes were issued pursuant to an Indenture, dated as of September 20, 2018 (the “2023 Convertible Note Indenture”).

Upon issuance, Legacy separately accounted for the liability and equity components in accordance with Accounting Standards Codification 470-20. The initial fair value of the 2023 Convertible Notes in its entirety (inclusive of the equity component related to the conversion option) was estimated using observable inputs such as trades that occurred on the day of the transaction. The liability component was recorded at the estimated fair value of a similar debt instrument without the conversion feature. The difference between the aggregate principal amount of the 2023 Convertible Notes and the fair value of the liability component was recorded as a debt discount and is being amortized to interest expense over the term of the notes using the effective interest method. The fair value of the liability component of the 2023 Convertible Notes was estimated at $101 million, resulting in a debt discount of $29 million. The equity component, representing the value of the conversion option, was computed by deducting the fair value of the liability component from the initial fair value of the 2023 Convertible Notes. The equity component was recorded in additional paid-in capital within stockholders’ equity and will not be remeasured as long as it continues to meet the conditions for equity classification.

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

The 2023 Convertible Notes are guaranteed by Legacy Inc., the General Partner, Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP, Legacy Reserves Services LLC, Legacy Reserves Energy Services LLC, Legacy Reserves Marketing LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC.

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

During the three months ended March 31, 2019, $6.5 million of 2023 Convertible Notes were exchanged for 2,429,026 shares of common stock and $14.1 million of 2023 Convertible Notes were converted for 2,346,000 shares of common stock. Legacy recognized $1.6 million and $10.7 million of gain on extinguishment of debt on these transactions respectively.

As of March 31, 2019, there was $107.5 million of 2023 Convertible Notes were outstanding.

Interest is payable on June 1 and December 1 of each year.

(3) Revenue from Contracts with Customers

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

Three Months Ended
March 31,
2019
(In thousands)
Revenues:
Oil sales	$77,761
Natural gas liquids (NGL) sales	4,515
Natural gas sales	36,221
Total revenues	$118,497

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

Legacy records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Legacy has existing internal controls in place for its estimation process, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the three months ended March 31, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

(4)  Commitments and Contingencies

From time to time, Legacy is a party to various legal proceedings arising in the ordinary course of business. While the outcome of lawsuits cannot be predicted with certainty, Legacy is not currently a party to any proceeding that it believes could have a potential material adverse effect on its financial condition, results of operations or cash flows.

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

Legacy has employment agreements with its executive officers. The employment agreements with its executive officers specify that if the executive officer is terminated by Legacy for other than cause or following a change in control or by the executive officer for good reason, the executive officer shall receive severance pay ranging from 12 to 36 months’ salary plus bonus and COBRA benefits, respectively.

(5)  Fair Value Measurements

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

Fair Value on a Recurring Basis

The following tables sets forth by level within the fair value hierarchy Legacy's Financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Assets:
Current
Commodity derivatives	$—	$19,250	$—	$19,250	$(10,877)	$8,373
Interest rate derivatives	—	1,335	—	1,335	—	1,335
Noncurrent
Commodity derivatives	—	—	—	—	—	—
Interest rate derivatives	—	—	—	—	—	—

Liabilities:
Current
Commodity derivatives	—	(13,084)	—	(13,084)	10,877	(2,207)
LTIP liability(a)	—	—	—	—	—	—
Noncurrent
Commodity derivatives	—	—	—	—	—	—

Net fair value instruments	$—	$7,501	$—	$7,501	$—	$7,501

	December 31, 2018
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Assets:
Current
Commodity derivatives	$—	$69,288	$—	$69,288	$(4,670)	$64,618
Interest rate derivatives	—	2,044	—	2,044	—	2,044
Noncurrent
Commodity derivatives	—	3,473	—	3,473	(338)	3,135
Interest rate derivatives	—	—	—	—	—	—

Liabilities:
Current
Commodity derivatives	—	(4,670)	—	(4,670)	4,670	—
Noncurrent
Commodity derivatives	—	(888)	—	(888)	338	(550)
Net fair value instruments	$—	$69,247	$—	$69,247	$—	$69,247

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended March 31,

	2019	2018
	(In thousands)
Beginning balance	$—	$(5,088)
Total gains	—	14,060
Settlements, net	—	937
Ending balance	$—	$9,909
Gains (losses) included in earnings relating to derivatives still held as of March 31, 2019 and 2018	$—	$13,939

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

Fair Value on a Non-Recurring Basis

Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; measurements of oil and natural gas property impairments; and the initial recognition of asset retirement obligations ("ARO") for which fair value is used. These ARO estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, Legacy has designated these liabilities as Level 3. A reconciliation of the beginning and ending balances of Legacy’s asset retirement obligation is presented in Note 8.

Nonrecurring fair value measurements of proved oil and natural gas properties during the three months ended March 31, 2019 consist of adjustments of the carrying value oil and natural gas properties to their fair value of $4.7 million. Legacy incurred impairment charges of $7.4 million as oil and natural gas properties with a net cost basis of $12.1 million were written down to their fair value of $4.7 million. Legacy periodically reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. In order to determine whether the carrying value of an asset is recoverable, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The carrying amount of the revolving debt of $562 million as of March 31, 2019 approximates fair value because Legacy's current borrowing rate does not materially differ from market rates for similar bank borrowings. Legacy has classified the revolving debt as a Level 2 item within the fair value hierarchy. The carrying amount of the second lien term loan debt under Legacy’s Second Lien Term Loan Credit Agreement approximates fair value because Legacy’s current borrowing rate does not materially differ from market rates for similar borrowings. Legacy has classified the Second Lien Term Loans as a Level 2 item within the fair value hierarchy. As of March 31, 2019, the fair values of the 2020 Senior Notes, the 2021 Senior Notes and the 2023 Convertible Notes were $60.6 million, $37.6 million and $35.5 million, respectively. As these valuations are based on unadjusted quoted prices in an active market, the fair values are classified as Level 1 items within the fair value hierarchy.

(6) Derivative Financial Instruments

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

The following table sets forth a reconciliation of the changes in fair value of Legacy's commodity derivatives for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,

	2019	2018
	(In thousands)
Beginning fair value of commodity derivatives	$67,205	$6,318
Total gain (loss) - oil derivatives	(49,572)	(742)
Total gain (loss) - natural gas derivatives	(1,888)	(962)
Crude oil derivative cash settlements paid (received)	(7,045)	4,894
Natural gas derivative cash settlements paid (received)	(2,534)	(2,099)
Ending fair value of commodity derivatives	$6,166	$7,409

As of March 31, 2019, Legacy had the following NYMEX West Texas Intermediate crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

		Average	Price
Time Period	Volumes (Bbls)	Price per Bbl	Range per Bbl
April-December 2019	2,475,000	$61.33	$57.15	-	$67.65

As of March 31, 2019, Legacy had the following Midland-to-Cushing crude oil differential swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

		Average	Price
Time Period	Volumes (Bbls)	Price per Bbl	Range per Bbl
April-December 2019	1,743,000	$(3.61)	$(1.15)	-	$(5.60)

As of March 31, 2019, Legacy had the following Midland-to-Cushing crude oil differential enhanced swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

		Average Short	Average Swap
Time Period	Volumes (Bbls)	Call Price per Bbl	Price per Bbl
April-December 2019	1,100,000	$70.00	$(2.91)

As of March 31, 2019, Legacy had the following NYMEX Henry Hub natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price
Time Period	Volumes (MMBtu)	Price per MMBtu	Range per MMBtu
April-December 2019	26,225,000	$3.30	$3.05	-	$3.39

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

Legacy does not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended March 31,

	2019	2018
	(In thousands)
Beginning fair value of interest rate swaps	$2,044	$2,117
Total gain on interest rate swaps	(80)	943
Cash settlements received	(629)	(77)
Ending fair value of interest rate swaps	$1,335	$2,983

The table below summarizes the interest rate swap position as of March 31, 2019:

	Weighted Average			Estimated Fair Value at
Notional Amount	Fixed Rate	Effective Date	Maturity Date	March 31, 2019
(Dollars in thousands)
$235,000	1.363%	9/1/2015	9/1/2019	$1,335

(7) Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the three months ended March 31, 2019 and year ended December 31, 2018:

	March 31, 2019	December 31, 2018
	(In thousands)
Asset retirement obligation - beginning of period	$252,734	$274,686
Liabilities incurred with properties acquired	—	226
Liabilities incurred with properties drilled	—	65
Liabilities settled during the period	(893)	(2,258)
Liabilities associated with properties sold	(243)	(27,673)
Current period accretion	3,207	12,568
Current period revisions to previous estimates	—	(4,880)
Asset retirement obligation - end of period	$254,805	$252,734

(8) Stockholders' Deficit / Partners' Deficit

Preferred Units

On September 20, 2018, in connection with the Corporate Reorganization, all of Legacy LP's 8% Series A Fixed-to-Floating Cumulative Redeemable Perpetual Preferred Units and 8.000% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units outstanding were converted into shares of common stock.

Incentive Distribution Units

On September 20, 2018, all of Legacy LP's Incentive Distribution Units outstanding were canceled in connection with the Corporate Reorganization.

Loss per share / unit

The following table sets forth the computation of basic and diluted income per share / unit:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Net Income (loss)	$(78,378)	$64,382
Net income attributable to unitholders	(78,378)	64,382
Weighted average number of shares / units outstanding - basic	111,225	103,994
Effect of dilutive securities:
Restricted shares	—	307
Weighted average number of shares / units outstanding - diluted	111,225	104,301
Basic and Diluted (loss) income per share / units	$(0.70)	$0.62

For the three months ended March 31, 2019, 7,773,732 restricted stock units were excluded from the calculation of diluted loss per share due to their anti-dilutive effect. For the three and three months ended March 31, 2018, 191,430 restricted units and 1,160,424 phantom units were excluded from the calculation of diluted loss per share due to their anti-dilutive effect.

As of March 31, 2019, 17,921,170 shares related to 2023 Convertible Notes were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

(9) Stock-Based Compensation

Legacy LP Long-Term Incentive Plan

On March 15, 2006, a Long-Term Incentive Plan (as amended, “Legacy LP LTIP”) for Legacy was created and Legacy adopted the Legacy LP LTIP for its employees, consultants and directors, its affiliates and its general partner. The awards under the long-term incentive plan may include unit grants, restricted units, phantom units, unit options and unit appreciation rights (“UARs”). The Legacy LP LTIP permits the grant of awards that may be made or settled in units up to an aggregate of 5,000,000 units.

As of March 31, 2018, grants of awards net of forfeitures and, in the case of phantom units, historical exercises covering 3,399,767 units had been made, comprised of 266,014 unit option awards, 988,873 restricted unit awards, 1,424,114 phantom unit awards and 720,766 unit awards.

Pursuant to the terms of the Corporate Reorganization, the Legacy LP LTIP was terminated.

Unit Appreciation Rights

Legacy LP previously issued UARs under the Legacy LP LTIP to employees. A unit appreciation right is a notional unit that entitles the holder, upon vesting, to receive cash valued at the difference between the closing price of units on the exercise date and the exercise price, as determined on the date of grant. Because these awards were settled in cash, Legacy accounted for the UARs by utilizing the liability method.

For the three-months ended March 31, 2018, Legacy recorded $0.8 million of compensation expense due to the change in liability from December 31, 2017 and 2016, respectively, based on its use of the Black-Scholes model to estimate the March 31, 2018 fair value of these UARs.

Legacy LP did not issue UARs to employees during the year ended December 31, 2018 or the three-month period ended March 31, 2019. All outstanding UARs vested on September 20, 2018 in connection with the Corporate Reorganization and were subsequently exercised or forfeited.

Phantom Units

Legacy LP previously issued phantom units under the Legacy LP LTIP to executive officers. A phantom unit is a notional unit that entitles the holder, upon vesting, to receive either one Partnership unit for each phantom unit or the cash equivalent of a Partnership unit, as stipulated by the form of the grant. Legacy accounted for the phantom units settled in Partnership units by utilizing the equity method. Legacy accounted for the phantom units settled in cash by utilizing the liability method. On September 20, 2018, in connection with the Corporate Reorganization, 391,674 Phantom units that settle in cash and 1,032,440 phantom units that settle in units vested.

Compensation expense related to the phantom units was $11.8 million for the three months ended March 31, 2018. All phantom units vested on September 20, 2018 in connection with the Corporate Reorganization.

Restricted Units

Legacy LP previously issued restricted units to certain employees and members of management. All restricted units vested on September 20, 2018 in connection with the Corporate Reorganization.

Compensation expense related to restricted units was $0.2 million for the three months ended March 31, 2018.

Board Units

On May 15, 2018, Legacy granted and issued 12,019 units to four non-employee directors who serve on the Board of Directors of Legacy and 6,010 units to two non-employee directors of Legacy LP who, after the corporate reorganization, do not serve on the Board of Directors of Legacy Inc. The value of each unit was $8.69 at the time of issuance.

Legacy Reserves Inc. 2018 Omnibus Incentive Plan

On September 19, 2018, the Legacy Inc. 2018 Omnibus Incentive Plan (the "Legacy Inc. LTIP") was approved by the former unitholders of Legacy LP in connection with the Corporate Reorganization for it and its affiliates' employees, consultants and directors. The Legacy Inc. LTIP provides for up to 10,500,000 shares (the "Share Reserve") to be used for awards, and that the Share Reserve will increase proportionately by 10% of all shares of common stock issued by Legacy Inc. after the effective date of the Legacy Inc. LTIP and before the first anniversary of the effective date. The awards under the Legacy Inc. LTIP may include stock grants, restricted stock, restricted stock units ("RSUs") and stock options. As of March 31, 2019, grants of awards net of forfeitures covering 7,806,302 shares had been made, compromised of 7,773,732 restricted stock units and 32,570 stock awards.

Restricted Stock Units

During the three months ended March 31, 2019, Legacy issued an aggregate 516,594 RSUs to executive and non-executive employees. The RSUs vest over a three-year period. Non-cash compensation expense related to the RSUs was $4.2 million for the three months ended March 31, 2019. RSUs are accounted for under the equity method.

The following table summarizes the status of RSU activity since January 1, 2019:

	Number of Restricted Stock Units	Grant Date Fair Value
Outstanding at January 1, 2019	7,302,809	$4.88
Granted	516,594	$1.32
Cancelled/Forfeited	(45,671)	$4.23
Outstanding at March 31, 2019	7,773,732	$4.65

As of March 31, 2019, there was a total of $27.8 million of unrecognized compensation expense related to the unvested portion of these RSUs. At March 31, 2019, this cost was expected to be recognized over a weighted-average period of 2.98 years. Pursuant to the provisions of ASC 718, Legacy’s issued shares, as reflected in the accompanying consolidated balance sheet at March 31, 2019, do not include 7,773,732 shares related to unvested RSUs.

Board Shares

On September 25, 2018, Legacy granted and issued 5,030 shares to four non-employee directors who serve on the Board of Directors of Legacy in accordance with Legacy's director compensation policy. The value of each share was $4.97 at the time of issuance.

(10) Income Taxes

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

For the period ended March 31, 2019 and 2018 we recorded income/(loss) before income taxes of $(78,378) and $64,869. respectively. All of Legacy's income is sourced within the United States. The effective combined U.S. federal and state income tax rates were 0% and 0.75% for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, the Legacy Inc. has recorded a full valuation allowance against its deferred tax position. A valuation allowance has been recorded as management does not believe that it is more-likely-than-not that its deferred tax assets will be realized.

(11) Leases

As previously described in Note 1 – Summary of Significant Accounting Policies, we lease certain office space, office equipment, production field offices, compressors, drilling rigs, vehicles and other production equipment under cancellable and non-cancelable leases to support our operations.

The components of our total lease cost were as follows:

Three Months Ended
March 31,
2019
(In thousands)
Operating lease cost	$836
Finance lease cost:
Amortization of right-of-use assets	4
Interest on lease liabilities	4
Total finance lease costs	8
Short-term lease cost	$3,675
Total	$4,519

Supplemental cash flow information related to our leases is included in the table below:

Three Months Ended
March 31,
2019
(In thousands)
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$4,511
Operating cash flows from finance leases	8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$836
Finance leases	6

Supplemental balance sheet information related to our leases is included in the table below:

Three Months Ended
March 31,
2019
(In thousands)
Operating Leases
Operating lease right-of-use assets	$3,963
Other current liabilities	(1,742)
Other long-term liabilities	(2,477)
Total operating lease liabilities	$(4,219)
Finance Leases
Other property and equipment	96
Accumulated depreciation and amortization	(6)
Other property and equipment, net	$90
Other current liabilities	(22)
Other long-term liabilities	(70)
Total finance lease liabilities	$(92)

Our weighted average remaining lease term and weighted average discount rate by lease classification were as follows:

Three Months Ended
March 31,
2019
Weighted Average Remaining Lease Term (Years)
Operating leases	1.88
Finance leases	2.57
Weighted Average Discount Rate
Operating leases	24.31%
Finance leases	24.31%

Our lease liabilities with enforceable contract terms that are greater than one year mature as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remainder of 2019	$3,100	$50
2020	1,612	47
2021	376	27
2022	205	—
2023	110	—
Thereafter	—	—
Total lease payments	$5,403	$124
Less imputed interest	(1,184)	(32)
Total	$4,219	$92

(12)  Guarantors

Legacy LP's 2020 Senior Notes were issued in a private offering on December 4, 2012 and were subsequently registered through a public exchange offer that closed on January 8, 2014. Legacy LP's 2021 Senior Notes were issued in two separate private offerings on May 28, 2013 and May 8, 2014. $250 million aggregate principal amount of our 2021 Senior Notes were subsequently registered through a public exchange offer that closed on March 18, 2014. The remaining $300 million of aggregate principal amount of Legacy's 2021 Senior Notes were subsequently registered through a public exchange offer that closed on February 10, 2015. Legacy LP's 2023 Convertible Notes were issued in exchange for portions of the 2020 Senior Notes and 2021 Senior Notes on September 20, 2018. The 2020 Senior Notes, the 2021 Senior Notes and the 2023 Convertible Notes are guaranteed by Legacy LP's 100% owned subsidiaries Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP, Legacy Reserves Services LLC, Legacy Reserves Energy Services LLC, Legacy Reserves Marketing LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC, which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation, and certain other future subsidiaries (the “Guarantors”, together with any future 100% owned subsidiaries that guarantee the Partnership's 2020 Senior Notes, 2021 Senior Notes and the 2023 Convertible Notes, the “Subsidiaries”) as well as Legacy Inc. and the General Partner, as parent guarantors (the "Parent Guarantors"). The Subsidiaries are 100% owned, directly or indirectly, by the Partnership and the guarantees by the Subsidiaries are full and unconditional, except for customary release provisions described in “—Footnote 2—Debt.” Legacy LP is 100% owned, directly or indirectly, by the Parent Guarantors and the guarantees by the Parent Guarantors are full and unconditional, except for customary release provisions described in “—Footnote 2—Debt.” Legacy LP has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. The guarantees constitute joint and several obligations of the Guarantors and Parent Guarantors.

(13)  Subsequent Events

On May 9, 2019, the lenders for the Credit Agreement agreed to waive Legacy's compliance with the ratio of consolidated current assets to consolidated current liabilities covenant contained in the Credit Agreement for the fiscal quarter ended March 31, 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This document contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•our ability to pursue, obtain and consummate financial, transactional and other strategic alternatives to address our liquidity, near-term debt maturities and capital structure;

•the adequacy and availability of capital resources, credit and liquidity, including, but not limited to, debt refinancing or extensions, exchanges or repurchases of debt, issuances of debt or equity securities, access to additional borrowing capacity and our ability to generate sufficient cash flow from operations to fund our capital expenditures and meeting working capital needs;

•our ability to comply with, renegotiate or receive waivers of debt covenants under our Credit Agreement (as defined below) and our Term Loan Credit Agreement (as defined below);

•our business strategy;

•the amount of oil and natural gas we produce;

•the price at which we are able to sell our oil and natural gas production;

•our ability to identify, acquire, exploit and appropriately finance additional oil and natural gas properties at economically attractive prices;

•our ability to replace reserves and increase reserve value;

•our drilling locations and our ability to continue our development activities at economically attractive costs;

•the level of our lease operating expenses, general and administrative costs and finding and development costs;

•the level of our capital expenditures;

•our ability to divest non-core assets at economically attractive prices;

•our future operating results; and

•our plans, objectives, expectations and intentions.

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

The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and our expectations may not be realized or the forward-looking events and circumstances may not occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Part 1. Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2018. The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

Overview

Because of our historical growth through acquisitions and development of properties as well as large fluctuations in commodity prices, historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results.

Going Concern

We have significant obligations and commitments coming due in the near term. On March 21, 2019, we entered into an amendment to the Credit Agreement (as defined below) pursuant to which the lenders agreed to extend the maturity date from April 1, 2019 to May 31, 2019 and as of March 31, 2019, we had availability under the Credit Agreement of $13.0 million. Without additional sources of capital or a significant restructuring of our balance sheet, the maturity of our Credit Agreement raises substantial doubt about our ability to continue as a going concern, which means that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operation.

In order to improve our liquidity position and address near-term debt maturities, we are currently evaluating financial, transactional and other strategic alternatives. There can be no assurance that sufficient liquidity can be raised or that debt maturities can be extended from any one or more of these transactions or that these transactions can be consummated within the period needed to meet our obligations. Should Legacy be unable to extend the debt maturities or consummate a transaction, we will not have sufficient liquidity to repay its Credit Agreement at maturity and may need to seek relief under the U.S. Bankruptcy code. Please see “Risk Factors—Risks Related to Our Business—We have engaged financial and legal advisors to assist us in, among other things, evaluating financial, transactional and other strategic alternatives to address our liquidity and capital structure that may be time consuming, disruptive and costly to our business, and —We may need to seek relief under the U.S. Bankruptcy Code, even if we are successful in effecting a financial, transactional or other strategic alternative. Any bankruptcy proceeding may result in holders of our equity securities and our other stakeholders receiving little or no consideration,” in Part 1, Item 1A, Risk Factors of Legacy’s annual report on Form 10-K for the fiscal year ended December 31, 2018.

Recent Developments

On March 21, 2019, we entered into the Twelfth Amendment (the “Twelfth Amendment”) to our Credit Agreement. The
Twelfth Amendment provides for, among other things, (i) an extension of the maturity of the Credit Agreement to May 31, 2019, (ii) an increase in the applicable interest rate by 2.25%, (iii) the payment of a fee equal to 0.35% of the amount of the current borrowing base under the Credit Agreement, payable on the effective date of the Twelfth Amendment, (iv) the mandatory termination of our derivative contracts three days prior to the maturity of the Credit Agreement, (vi) the reduction in the borrowing base from $575 million to $570 million, effective May 22, 2019, (vii) the reduction in the maximum consolidated cash balance we can maintain to $15 million, effective April 1, 2019 and (viii) the payment of a fee equal to 0.15% of the amount of the current borrowing base under the Credit Agreement, payable on the earliest to occur of (x) May 31, 2019 or (y) an acceleration of the outstanding indebtedness under the Credit Agreement. Additionally, the Twelfth Amendment waives certain deviations from the requirements of the Credit Agreement, including the delivery of fiscal year 2018 audited financial statements with a “going concern” or like qualification or exception and non-compliance with the current ratio covenant for the fourth quarter of 2018.

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

We anticipate breaching certain covenants under Legacy LP's $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto as amended most recently by the Twelfth Amendment thereto (as amended, the “Credit Agreement”) and Legacy LP's second lien term loan credit agreement (as amended, our “Term Loan Credit Agreement”), which would constitute a default under our Credit Agreement or our Term Loan Credit Agreement. On May 9, 2019, we received a waiver from the lenders under our Credit Agreement for non-compliance with the current ratio covenant for the quarter ended March 31, 2019. Further, while we received a waiver of the covenant under our Term Loan Credit Agreement that requires us to deliver audited financial statements without a “going concern” or like qualification or exception, such waiver expires on May 31, 2019 and such default cannot be remedied. Defaults, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our Credit Agreement or our Term Loan Credit Agreement or foreclosure on our oil and natural gas properties. Furthermore, the failure to repay outstanding indebtedness when due under our Credit Agreement and certain other payment defaults or acceleration under our Credit Agreement or our Term Loan Credit Agreement could cause a cross-default or cross-acceleration of all of our indebtedness.

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

Outlook. The oil and natural gas industry is in a challenging environment, especially over the past five years, as evidenced by volatility in the crude oil prices that ranged from over $100 per barrel in early 2014 to less than $30 per barrel in early 2016. While prices in 2017 and 2018 have recovered off the lows experienced in 2016 they have experienced a sharp decline at the end of 2018 from levels seen in 2017 and, despite a recovery in 2019, are still well below levels seen in 2014. Sustained development activity in the Permian Basin has created certain basin-wide operational challenges. Crude oil and associated natural gas production growth has strained existing takeaway capacity and caused widening basis differentials in the Permian Basin relative to benchmark crude oil and natural gas prices, which affect the prices we realize for our crude oil and natural gas production. The narrowing of these basis differentials is largely dependent on the construction of new takeaway capacity and other factors beyond our control. While we believe that a significant number of these projects will be completed in 2019, there is no guarantee that these projects will be completed on time or at all. In addition, the availability of services related to drilling, completion and other well site activity is becoming tighter. We do not have the ability to control the supply of these services and if we are unable to find adequate services for our operations at economic prices, there could be a material adverse impact on our financial condition. Also, production from our horizontal development within the Permian Basin has, from time to time, been temporarily shut-in or constrained due to proximate development operations. We cannot control or accurately forecast the timing, duration or other operational impositions associated with such well interference but the impacts could have a material adverse effect on our financial condition. We intend to continue to prudently manage our historical low-decline proved developed producing oil and gas properties to support the development of our high return prospects as we pursue additional cash flow and increase oil and natural gas reserves.

We anticipate breaching certain covenants under the Credit Agreement and the Term Loan Credit Agreement, which would constitute a default under our Credit Agreement or our Term Loan Credit Agreement. On May 9, 2019, we received a waiver from the lenders under our Credit Agreement for non-compliance with the current ratio covenant for the quarter ended March 31, 2019. Further, while we received a waiver of the covenant under our Term Loan Credit Agreement that requires us to deliver audited financial statements without a “going concern” or like qualification or exception, such waiver expires on May 31, 2019 and such default cannot be remedied. Defaults, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our Credit Agreement or our Term Loan Credit Agreement or foreclosure on our oil and natural gas properties. Furthermore, the failure to repay outstanding indebtedness when due under our Credit Agreement and certain other payment defaults or acceleration under our Credit Agreement or our Term Loan Credit Agreement could cause a cross-default or cross-acceleration of all of our indebtedness.

Considering the current environment for the oil and natural gas industry, our goals in 2019 are to:

•reposition our balance sheet by evaluating and opportunistically pursuing strategic alternatives to materially reduce our outstanding indebtedness and restructure our near term maturity indebtedness.

•minimize production declines and operating costs through efficient operations; and

•efficiently develop our horizontal inventory in the Permian Basin to generate strong cash-on-cash investment returns.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended March 31,

	2019	2018
	(In thousands, except per unit data)
Revenues:
Oil sales	$77,761	$93,411
Natural gas liquids (NGL) sales	4,515	7,396
Natural gas sales	36,221	36,672
Total revenue	$118,497	$137,479
Expenses:
Oil and natural gas production, excluding ad valorem taxes	$44,964	$45,585
Ad valorem taxes	2,513	2,382
Total oil and natural gas production	$47,477	$47,967
Production and other taxes	$6,149	$7,326
General and administrative, excluding transaction costs and LTIP	$9,705	$9,502
Transaction costs	2,669	1,782
LTIP expense	4,156	12,806
Total general and administrative	$16,530	$24,090
Depletion, depreciation, amortization and accretion	$42,549	$36,547
Commodity derivative cash settlements:
Oil derivative cash settlements (paid) received	$7,045	$(4,894)
Natural gas derivative cash settlements received	$2,534	$2,099
Production:
Oil (MBbls)	1,613	1,547
Natural gas liquids (MGal)	10,020	9,244
Natural gas (MMcf)	13,938	14,280
Total (MBoe)	4,175	4,147
Average daily production (Boe/d)	46,389	46,078
Average sales price per unit (excluding derivative cash settlements):
Oil price (per Bbl)	$48.21	$60.38
Natural gas liquids price (per Gal)	$0.45	$0.80
Natural gas price (per Mcf)	$2.60	$2.57
Combined (per Boe)	$28.38	$33.15
Average sales price per unit (including derivative cash settlements):
Oil price (per Bbl)	$52.58	$57.22
Natural gas liquids price (per Gal)	$0.45	$0.80
Natural gas price (per Mcf)	$2.78	$2.72
Combined (per Boe)	$30.68	$32.48
Average WTI oil spot price (per Bbl)	$54.82	$62.91
Average Henry Hub natural gas spot price (per MMbtu)	$2.92	$3.08
Average unit costs per Boe:
Oil and natural gas production, excluding ad valorem taxes	$10.77	$10.99
Ad valorem taxes	$0.60	$0.57
Production and other taxes	$1.47	$1.77
General and administrative excluding transaction costs and LTIP	$2.32	$2.29
Total general and administrative	$3.96	$5.81
Depletion, depreciation, amortization and accretion	$10.19	$8.81

Results of Operations

Three-Month Period Ended March 31, 2019 Compared to Three-Month Period Ended March 31, 2018

Our revenues from the sale of oil were $77.8 million and $93.4 million for the three-month periods ended March 31, 2019 and 2018, respectively. Our revenues from the sale of NGLs were $4.5 million and $7.4 million for the three-month periods ended March 31, 2019 and 2018, respectively. Our revenues from the sale of natural gas were $36.2 million and $36.7 million for the three-month periods ended March 31, 2019 and 2018, respectively. The $15.7 million decrease in oil revenues reflects a decrease in the average realized price of $12.17 per Bbl (20.16)% comprised of a decrease in average realized price due to an decrease in the average West Texas Intermediate (“WTI”) crude oil price of $8.09 per Bbl as well as widening differentials. This decrease was partially offset by the increase in oil production of 66 MBbls (4.27%) due to our Permian horizontal drilling program. The $2.9 million decrease in NGL sales reflects a decrease in the realized NGL price of $0.35 per Gal (43.75%) partially offset by increased ethane recoveries in our Piceance Basin properties. The $0.5 million lower realized natural gas revenues is a reflection of decreased natural gas production of approximately 342 MMcf (2.39%) partially offset by an increase in realized price of $0.03 per Mcf (1.17%). This increase was primarily due to reduced regional differentials partially offset by lower NYMEX Henry Hub prices.

For the three-month period ended March 31, 2019, we recorded $51.5 million of net losses on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net losses recognized during the three-month period ended March 31, 2019 are primarily due to increased projected oil prices and reduction in the projected Midland to Cushing differential during the period, which reduced the total value of our oil derivatives. For the three-month period ended March 31, 2018, we recorded $1.7 million of net losses on oil and natural gas derivatives. Settlements of such contracts resulted in net cash receipts(payments) of $9.6 million and $(2.8) million during the three months ended March 31, 2019 and 2018, respectively.

Our oil and natural gas production expenses, excluding ad valorem taxes, decreased to $45.0 million ($10.77 per Boe) for the three-month period ended March 31, 2019 from $45.6 million ($10.99 per Boe) for the three-month period ended March 31, 2018. This decrease can be attributed to general cost containment activities causing a decrease during the period for costs per Boe of $0.22. Our ad valorem tax expense increased to $2.5 million for the three-month period ended March 31, 2019 compared to $2.4 million or the three-month period ended March 31, 2018.

Our production and other taxes were $6.1 million and $7.3 million for the three-month periods ended March 31, 2019 and 2018, respectively. Production and other taxes decreased due to the decrease in our weighted average product price.

Our general and administrative expenses were $16.5 million and $24.1 million for the three-month periods ended March 31, 2019 and 2018, respectively. General and administrative expenses decreased due to reduction in LTIP expense of $8.7 million partially offset by increased legal and consulting expenses.

We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $42.5 million and $36.5 million for the three-month periods ended March 31, 2019 and 2018, respectively. DD&A increased $6.0 million due primarily to increased net cost basis related to our horizontal Permian activities along with increases in associated production.

In the three-month period ended March 31, 2019, we recognized impairment expense of $7.4 million on 6 separate producing fields primary related to increases in lease expenditures as well as declining commodity prices. In the three-month period ended March 31, 2018, we did not recognize impairment.

We recorded losses/(gains) on disposal of assets of $1.0 million and $(20.4) million for the three-month periods ended March 31, 2019 and 2018, respectively. The losses in 2019 were primarily related to the disposition of marginal oil and natural gas assets partially offset by costs associated with disposal.

We recorded interest expense of $37.1 million and $27.4 million for the three-month periods ended March 31, 2019 and 2018, respectively. Interest expense increased period over period due to increased interest rates and accelerated amortization related to our Term Loan Credit Agreement acceleration of indebtedness to May 31, 2019.

We recorded gain on extinguishment of debt of $13.1 million due to the exchange  of 2021 Senior Notes and exchange and conversion of 2023 Senior Notes as compared to $51.7 million in 2018.

As of the three months ended March 31, 2019, the Legacy Inc. has a full valuation allowance against its deferred tax position and thus no income tax expense was recognized. A valuation allowance has been recorded as management does not believe it is more-likely-than-not that its deferred tax assets will be realized.

As a result of the items described above, Legacy recorded net income (losses) of $(78.4) million and $64.4 million for the three-month periods ended March 31, 2019 and 2018, respectively.

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

The following presents a reconciliation of “Adjusted EBITDA,” which is a non-GAAP measure, to its nearest comparable GAAP measure. Adjusted EBITDA should not be considered as an alternative to GAAP measures, such as net income, operating income, cash flow from operating activities, or any other GAAP measure of financial performance. Adjusted EBITDA is defined as net income (loss) plus:

•Interest expense;
•Gain on extinguishment of debt;
•Income tax expense;
•Depletion, depreciation, amortization and accretion;
•Impairment of long-lived assets;
•(Gain) loss on disposal of assets;
•Equity in (income) loss of equity method investees;
•Share-based compensation expense related to LTIP awards accounted for under the equity or liability methods;
•Minimum payments earned in excess of overriding royalty interest;
•Net (gains) losses on commodity derivatives;
•Net cash settlements (paid) received on commodity derivatives;
•Transaction costs.

The following table presents a reconciliation of our consolidated net income to Adjusted EBITDA for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Net (loss) income	$(78,378)	$64,382
Plus:
Interest expense	$37,119	$27,368
Gain on extinguishment of debt	(13,105)	(51,693)
Income tax expense	—	487
Depletion, depreciation, amortization and accretion	42,549	36,547
Impairment of long-lived assets	7,398	—
(Gain) loss on disposal of assets	1,034	(20,395)
Equity in (income) loss of equity method investees	—	(17)
Share-based compensation expense	4,156	12,806
Minimum payments earned in excess of overriding royalty interest (a)	(543)	522
Net (gains) losses on commodity derivatives	51,460	1,704
Net cash settlements (paid) received on commodity derivatives	9,579	(2,795)
Transaction costs	2,669	1,782
Adjusted EBITDA	$63,938	$70,698
____________________

a.A portion of minimum payments earned in excess of overriding royalties earned under a contractual agreement expiring December 31, 2019. The remaining amount of the minimum payments are recognized in net income.

For the three months ended March 31, 2019 and 2018, respectively, Adjusted EBITDA decreased (10)% to $64 million from $71 million. These decreases were primarily attributable to decreased revenues partially offset by increased derivative settlements.

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

If we are unable to extend our debt maturities or consummate a transaction, we anticipate that we will not have sufficient liquidity to fund our operations or to repay our Credit Agreement when it matures on May 31, 2019. We also anticipate breaching certain covenants under our Credit Agreement and our Term Loan Credit Agreement, which would constitute a default under our Credit Agreement and our Term Loan Credit Agreement. On May 9, 2019, we received a waiver from the lenders under our Credit Agreement for non-compliance with the current ratio covenant for the quarter ended March 31, 2019. While we have received a waiver under our Term Loan Credit Agreement that requires us to deliver audited financial statements without a “going concern” or like qualification or exception, such waiver expires on May 31, 2019 and such default cannot be remedied. Defaults, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and potential subsequent acceleration of all amounts outstanding under our Credit Agreement or our Term Loan Credit Agreement or foreclosure on our oil and natural gas properties. Certain payment defaults or acceleration under our Credit Agreement or Term Loan Credit Agreement could cause a cross-default or cross-acceleration of all of our other indebtedness. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness. Future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to operate or to maintain planned levels of capital expenditures. Please see “—Cash Flow from Financing Activities—Credit Facility.”

Our Credit Agreement initially became a current liability as of April 1, 2018 as the Credit Agreement was set to mature on April 1, 2019. On March 21, 2019, we entered into the Twelfth Amendment to our Credit Agreement, providing for, among other things, (i) an extension of the maturity of the Credit Agreement to May 31, 2019, (ii) an increase in the applicable interest rate by 2.25%, (iii) the payment of a fee equal to 0.35% of the amount of the current borrowing base under the Credit Agreement, payable on the effective date of the Twelfth Amendment, (iv) the mandatory termination of our derivative contracts three days prior to the maturity of the Credit Agreement, (vi) the reduction in the borrowing base from $575 million to $570 million, effective May 22, 2019, (vii) the reduction in the maximum consolidated cash balance we can maintain $15 million, effective April 1, 2019 and (viii) the payment of a fee equal to 0.15% of the amount of the current borrowing base under the Credit Agreement, payable on the earliest to occur of (x) May 31, 2019 or (y) an acceleration of the outstanding indebtedness under the Credit Agreement. Additionally, the Twelfth Amendment  waives certain deviations from the requirements of the Credit Agreement, including the delivery of fiscal year 2018 audited financial statements with a “going concern” or like qualification or exception and non-compliance with the current ratio covenant for the fourth quarter of 2018.

Our commodity derivatives position, which we use to mitigate commodity price volatility and (if positive) support our borrowing capacity, resulted in $9.6 million of favorable settlements in the three months ended March 31, 2019.

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

Future Liquidity Considerations

Our Term Loan Credit Agreement contains a number of restrictive covenants and limitations that impose significant operating and financial restrictions on us. Under the Term Loan Credit Agreement, if as of the last day of any fiscal quarter, our “First Lien Debt to EBITDA” ratio is less than (i) 1.50:1.00 between March 31, 2018 and June 30, 2019 and (ii) 1.25:1.00 between September 30, 2019 and December 31, 2019, then we are restricted from spending more than $60 million on capital expenditures, acquisitions or investments for the subsequent four quarters. As of March 31, 2019, our First Lien Debt to EBITDA ratio was 2.1.

Interest payments on our Senior Notes are payable on June 1, 2019 and December 1, 2019 through the respective maturities.

In order to improve its liquidity position and address its near-term debt maturities, we are currently evaluating financial, transactional and other strategic alternatives. There can be no assurance that sufficient liquidity can be raised or that debt maturities can be extended from any one or more of these transactions or that these transactions can be consummated within the period needed to meet our obligations. If we are unable to extend the debt maturities or consummate a transaction, we will not have sufficient liquidity to repay our Credit Agreement at maturity and may need to seek relief under the U.S. Bankruptcy code. The significant risks and uncertainties described in Part I, Item 1A, Risk Factors of our annual report on Form 10-K for the fiscal year ended December 31, 2018, raise substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm that accompanies the audited consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2018 contains an explanatory paragraph regarding the substantial doubt about Legacy’s ability to continue as a going concern.

Cash Flow from Operations

Our net cash provided by operating activities was $35.4 million and $54.0 million for the three-month periods ended March 31, 2019 and 2018, respectively. The 2019 period was impacted by decreased commodity prices.

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

Cash Flow from Investing Activities

We invested $57.8 million of capital for the three-month period ended March 31, 2019. We received $0.2 million of proceeds net of costs related to the divestiture of various oil and natural gas properties in individually immaterial transactions and post-close adjustments. We invested $73.9 million of capital for the three-month period ended March 31, 2018, which consisted of $72.2 million for development projects, exclusive of accrued capital expenditures, individually immaterial acquisitions of oil and natural gas properties and prospective acreage as well as adjustments to prior period acquisitions. We received $27.1 million of proceeds net of costs related to the divestiture of various oil and natural gas properties in individually immaterial transactions and post-close adjustments.

Our annual capital expenditure budget for 2019, which predominantly consists maintaining, recompletion and well stimulation projects, is set at $135 million, subject to any limitations contained in the agreements governing our indebtedness. Our remaining borrowing capacity under our revolving credit facility is $25.0 million as of May 8, 2019. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, non-operated capital requirements and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner as well as other regulatory matters.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. We use derivatives to offset price volatility of oil and natural gas prices. For the three-month periods ended March 31, 2019 and 2018, we received (paid) settlements of $9.6 million and $(2.8) million, respectively, related to our commodity derivatives.

By reducing the cash flow effects of price volatility from a portion of our oil and natural gas production, we have mitigated, but not eliminated, the potential effects of changing prices on our cash flow from operations for those periods. While mitigating negative effects of lower commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices. It is our policy to enter into derivative contracts only with counterparties that are major, creditworthy institutions deemed by management as competent and competitive market makers. In addition, none of our current counterparties require us to post margin. However, we cannot be assured that all of our counterparties will meet their obligations under our derivative contracts. Due to this uncertainty, we routinely monitor the creditworthiness of our counterparties.

The following tables summarize, for the periods indicated, our oil and natural gas derivatives currently in place as of May 8, 2019, covering the period from April 1, 2019 through December 31, 2019. We use derivatives, including swaps, enhanced swaps and three-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are mostly settled based upon the monthly average closing price of the front-month NYMEX WTI oil, the price on the last trading day of front-month NYMEX Henry Hub natural gas.

Oil Swaps:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
April-December 2019	2,475,000	$61.33	$57.15	-	$67.65

We have entered into regional crude oil differential swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) crude oil price less a fixed-price differential. As noted above, we receive a discount to the NYMEX WTI crude oil price at the point of sale. Due to refinery downtime and limited takeaway capacity that has impacted the Permian Basin, the difference between the WTI-ARGUS (Midland) price, which is the price we receive on almost all of our Permian crude oil production, and the WTI-ARGUS (Cushing) price reached historic highs in late 2012 and early 2013 and again in late 2014. We entered into these differential swaps to negate a portion of this volatility. The following table summarizes the oil differential contracts currently in place as of May 8, 2019, covering the period from April 1, 2019 through December 31, 2019:

		Average
Time Period	Volumes (Bbls)	Price per Bbl	Price Range per Bbl
April-December 2019	1,743,000	$(3.61)	$(1.15)	$(5.60)

We have entered into regional crude oil differential enhanced swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) crude oil price less a fixed-price differential combined with a short call option to enhance the price of the differential swap. The following table summarizes the oil differential contracts currently in place as of May 8, 2019, covering the period from January 1, 2019 through December 31, 2019:

		Average Short	Average Swap
Time Period	Volumes (Bbls)	Call Price per Bbl	Price per Bbl
April-December 2019	1,100,000	$70.00	$(2.91)

Natural Gas Swaps:

Time Period	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
April-December 2019	26,225,000	$3.30	$3.05	-	$3.39

Financing Activities

Our net cash provided by financing activities was $18.1 million for the three months ended March 31, 2019, compared to cash used by financing activities of $5.6 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, total net borrowings under our revolving credit facility were $21.0 million compared to $19.0 million in 2018. Our net borrowings for the three months ended March 31, 2018 on our Second Lien were $$133.6 million.

Our Revolving Credit Facility

On April 1, 2014, Legacy LP entered into a five-year $1.5 billion secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, Compass Bank, as syndication agent, UBS Securities LLC and U.S. Bank National Association, as co-documentation agents and the lenders party thereto (as amended, the “Credit Agreement”). On March 21, 2019, the maturity of the Credit Agreement was extended from April 1, 2019 to May 31, 2019. Our obligations under the Credit Agreement are secured by mortgages on over 95% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in our operating subsidiaries and Legacy's ownership interests in the General Partner. Concurrently with the Corporate Reorganization, the General Partner and Legacy Inc. provided guarantees of Legacy LP's obligations under the Credit Agreement. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit. The borrowing base is current set at $575 million, and under the terms of the Credit Agreement, our borrowing base reduces to $570 million on May 22, 2019.

As of March 31, 2019, we had approximately $562.0 million drawn under the Credit Agreement at a weighted average interest rate of 7.79%, leaving approximately $13.0 million of availability under the Credit Agreement. For the three-month period ended March 31, 2019, we paid in cash $7.9 million of interest expense on the Credit Agreement.

As of May 8, 2019, we had approximately $25.0 million of availability under the Credit Agreement.

On March 21, 2019, we received a waiver of the covenant that required us to deliver fiscal year 2018 audited financial statements without a "going concern" or like qualification or exception and a waiver with respect to our ratio of consolidated current assets to consolidated current liabilities being less than 1.0 to 1.0 for the fiscal quarter ended December 31, 2018.

As of March 31, 2019, our ratio of consolidated current assets to consolidated current liabilities was less than 0.7 to 1.0, in violation of a covenant contained in our Credit Agreement. On May 9, 2019, we received a waiver with respect to compliance with such covenant for the fiscal quarter ended March 31, 2019. Except with respect to compliance with the covenants that have been waived, as of March 31, 2019, we were in compliance with all covenants of our Credit Agreement. If we are unable to extend the debt maturities or consummate a transaction, we anticipate breaching certain covenants under the Credit Agreement, which would constitute a default under our Credit Agreement. Defaults, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our Credit Agreement and potential foreclosure on our oil and natural gas properties. Furthermore, the failure to repay outstanding indebtedness when due under our Credit Agreement and certain other payment defaults or acceleration under our Credit Agreement could cause a cross-default or cross-acceleration of all of our indebtedness. If an event of default would occur and were continuing, we would be unable to make borrowings under the Credit Agreement and our financial condition and liquidity would be adversely affected. For further information related to our Credit Agreement, please refer to "—Footnote 2—Debt" in the Notes to Condensed Consolidated Financial Statements.

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

Prior to the Twelfth Amendment, Legacy could elect that borrowings be comprised entirely of alternate base rate ("ABR") loans or Eurodollar loans. Interest on the loans is determined as follows:

•with respect to ABR loans, the alternate base rate equals the highest of the prime rate, the Federal funds effective rate plus 0.50%, or the one-month London Interbank Offered Rate (“LIBOR”) plus 1.00%, plus an applicable margin ranging from and including 1.00% to 2.00% per annum, determined by the percentage of the borrowing base then in effect that is utilized, provided, that if the ratio of our first lien debt as of the last day of any fiscal quarter to our EBITDA (as defined in the Credit Agreement) for the four fiscal quarters ending on such day is greater than 3.00 to 1.00, then the applicable margin shall be increased by 0.50% during the next succeeding fiscal quarter, or

•with respect to any Eurodollar loans, one-, two-, three- or six-month LIBOR plus an applicable margin ranging from and including 2.00% to 3.00% per annum, determined by the percentage of the borrowing base then in effect that is utilized.

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

Our Credit Agreement also contains various covenants that limit our ability to:

•incur indebtedness;

•enter into certain leases;

•grant certain liens;

•enter into certain derivatives;

•make certain loans, acquisitions, capital expenditures and investments;

•make dividends;

•merge, consolidate or allow certain material changes in the character of our business;

•repurchase Senior Notes or repay second lien term loans;

•engage in certain asset dispositions, including a sale of all or substantially all of our assets; or

•maintain a consolidated cash balance in excess of $20 million, or, effective April 1, 2019, $15 million, without prepaying the loans in an amount equal to such excess.

Our Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•as of any day, first lien debt to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available to not be greater than: 2.50 to 1.00;

•as of the last day of any fiscal quarter, secured debt to EBITDA for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination to not be greater than 4.50 to 1.00;

•as of the last day of any fiscal quarter, total EBITDA over the last four quarters to total interest expense over the last four quarters to be greater than 2.00 to 1.00;

•consolidated current assets, as of the last day of the most recent quarter and including the unused amount of the total commitments, to consolidated current liabilities as of the last day of the most recent quarter of not less than 0.7 to 1.00, excluding current maturities under the Credit Agreement and non-cash assets and liabilities under ASC 815, which includes the current portion of oil, natural gas and interest rate derivatives;

•as of the last day of any fiscal quarter, the ratio of (a) the sum of (i) the net present value using NYMEX forward pricing, discounted at 10 percent per annum, of our proved developed producing oil and gas properties (“PDP PV-10”), as reflected in the most recent reserve report delivered either July 1 or December 31 of each year, as the case may be, beginning with the reserve report to be delivered on July 1, 2017 (giving pro forma effect to material acquisitions or dispositions since the date of such reports), (ii) the net mark to market value of our swap agreements and (iii) our cash and cash equivalents to (b) Secured Debt to not be equal to or less than 1.00 to 1.00.

If an event of default exists under our Credit Agreement, the lenders will be able to accelerate the maturity of the credit agreement and exercise other rights and remedies. Each of the following would be an event of default:

•failure to pay any principal when due or any reimbursement amount, interest, fees or other amount within certain grace periods;

•a representation or warranty is proven to be incorrect when made;

•failure to perform or otherwise comply with the covenants or conditions contained in the Credit Agreement or other loan documents, subject, in certain instances, to certain grace periods;

•default by us on the payment of any other indebtedness in excess of $15.0 million, or any event occurs that permits or causes the acceleration of the indebtedness;

•bankruptcy or insolvency events involving us or any of our subsidiaries;

•the loan documents cease to be in full force and effect;

•our failing to create a valid lien, except in limited circumstances;

•a change in control, which will occur upon (a) Legacy Inc. ceasing to (i) be the beneficial owner of 100% of the equity interests of the General Partner, (ii) control the General Partner or (iii) be the beneficial owner of 100% of the limited partner equity interests in Legacy LP; (b) the General Partner ceases to be the sole general partner of Legacy LP; (c) the direct or indirect sale, lease, transfer, conveyance or other disposition (other than by way of merger or consolidation), in one or a series of related transactions, of all or greater than 50% of the properties or assets of Legacy LP and its subsidiaries taken as a whole; (d) the adoption of a plan relating to the liquidation or dissolution of Legacy Inc. or Legacy LP; (e) the consummation of any transaction that results in any person becoming the beneficial owner of more than 50% of the aggregate voting power of Legacy Inc.; or (f) the first day on which a majority of the members of the Board are not continuing directors;

•the entry of, and failure to pay, one or more adverse judgments in excess of $15.0 million or one or more non-monetary judgments that could reasonably be expected to have a material adverse effect and for which enforcement proceedings are brought or that are not stayed pending appeal;

•specified ERISA events relating to our employee benefit plans that could reasonably be expected to result in liabilities in excess of $2.0 million in any year;

•the Intercreditor Agreement (as defined below) ceases to be in effect, except to the extent permitted by the terms thereof; and

•if an “Event of Default” occurs under the Term Loan Credit Agreement (as defined below).

On September 14, 2018 and September 20, 2018, Legacy entered into the Tenth Amendment and Eleventh Amendment, respectively, to the Credit Agreement (the “Credit Agreement Amendments”). The Credit Agreement Amendments amend certain provisions set forth in the Credit Agreement to, among other items:

•permit the issuance of the 2023 Convertible Notes;

•provide that the 2023 Convertible Notes constitute debt that is permitted refinancing debt;

•allow for the payment of a cash conversion incentive in connection with the early cashless conversion of the 2023 Convertible Notes into common shares; and

•permit the redemption of certain senior notes or permitted refinancing debt of such senior notes with any combination of the following: (i) proceeds of certain permitted refinancing debt: (ii) net cash proceeds of any sale of equity interests (other than disqualified capital stock) of Legacy Inc.; and/or (iii) in exchange for equity interests (other than disqualified capital stock) of Legacy Inc.

On March 21, 2019, we entered into the Twelfth Amendment, providing for, among other things, (i) an extension of the maturity of the Credit Agreement to May 31, 2019, (ii) an increase in the applicable interest rate by 2.25%, (iii) the payment of a fee equal to 0.35% of the amount of the current borrowing base under the Credit Agreement, payable on the effective date of the Twelfth Amendment, (iv) the mandatory termination of our derivative contracts three days prior to the maturity of the Credit Agreement, (vi) the reduction in the borrowing base from $575 million to $570 million, effective May 22, 2019, (vii) the reduction in the maximum consolidated cash balance we can maintain to $15 million, effective April 1, 2019 and (viii) the payment of a fee equal to 0.15% of the amount of the current borrowing base under the Credit Agreement, payable on the earliest to occur of (x) May 31, 2019 or (y) an acceleration of the outstanding indebtedness under the Credit Agreement.  Additionally, the Amendment waives certain deviations from the requirements of the Credit Agreement, including the delivery of fiscal year 2018 audited financial statements with a “going concern” or like qualification or exception and non-compliance with the current ratio covenant for the fourth quarter of 2018.

As of March 31, 2019, we were in compliance with all financial and other covenants of the Credit Agreement other than the ratio of consolidated current assets to consolidated current liabilities. If we are unable to extend the debt maturities or consummate a transaction, we anticipate breaching certain covenants under our Credit Agreement, which would constitute a default under our Credit Agreement. Defaults, if not remedied, would require a waiver from our lenders in order for us to avoid an event of default and subsequent acceleration of all amounts outstanding under our Credit Agreement and potential foreclosure on our oil and natural gas properties. Furthermore, the failure to repay outstanding indebtedness when due under our Credit Agreement and certain other payment defaults or acceleration under our Credit Agreement could cause a cross-default or cross-acceleration of all of our indebtedness.

We periodically enter into interest rate swap transactions to mitigate the volatility of interest rates. As of March 31, 2019, we had interest rate swaps on notional amounts of $235 million with a weighted average fixed rate of 1.36%. These swaps mature in September 2019.

Second Lien Term Loan Credit Agreement

On October 25, 2016, Legacy entered into a Second Lien Term Loan Credit Agreement (as amended, the "Term Loan Credit Agreement") among Legacy, as borrower, Cortland Capital Market Services LLC ("Cortland"), as administrative agent and second lien collateral agent, and the lenders party thereto, providing for term loans up to an aggregate principal amount of $300.0 million (the "Second Lien Term Loans"). The Term loans under the Term Loan Credit Agreement are issued with an upfront fee of 2% and bear interest at a rate of 12.00% per annum payable quarterly in cash or, prior to the 18 month anniversary of the Term Loan Credit Agreement, Legacy may elect to pay in kind up to 50% of the interest payable. Effective March 21, 2019, the Seventh Amendment (as defined below) to the Term Loan Credit Agreement provides an increase of 2.25% to the interest rate paid on all term loans. GSO Capital Partners L.P. (“GSO”) and certain funds and accounts managed, advised or sub-advised, by GSO are the initial lenders thereunder. The Term Loan Credit Agreement matures on August 31, 2021; provided that, if on July 1, 2020, Legacy has greater than or equal to a face amount of $15.0 million of Senior Notes that were outstanding on the date the Term Loan Credit Agreement was entered into or any other senior notes with a maturity date that is earlier than August 31, 2021, the Term Loan Credit Agreement will mature on August 1, 2020. The Second Lien Term Loans are secured on a second lien priority basis by the same collateral that secures the Legacy's Credit Agreement and are unconditionally guaranteed on a joint and several basis by the same wholly owned subsidiaries of Legacy that are guarantors under the Credit Agreement. In addition, upon consummation of the Corporate Reorganization, the General Partner and Legacy Inc. became guarantors.

As of May 8, 2019, we had approximately $339.8 million drawn under the Second Lien Term Loan Credit Agreement.

On December 31, 2017, Legacy entered into the Third Amendment to the Term Loan Credit Agreement (the "Third Amendment") among Legacy, as borrower, Cortland, as administrative agent and second lien collateral agent, and the lenders party thereto, including GSO and certain funds and accounts managed, advised or sub-advised by GSO, which, among other things, increased the maximum amount available for borrowing under the Second Lien Term Loans to $400.0 million, extended the availability of undrawn principal ($60.2 million as of May 8, 2019) to October 25, 2019, relaxed the asset coverage ratio financial covenant from 1.0x to 0.85x during 2018 and required Legacy LP to mortgage certain additional properties located in the Permian Basin. Borrowings of additional amounts under the Term Loan Credit Agreement are subject to the consent of the lenders thereunder. The Third Amendment became effective on January 5, 2018.

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

The Term Loan Credit Agreement also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:

•not permit, as of the last day of the fiscal quarter, the ratio of the sum of (i) PDP PV-10, (ii) the net mark to market value of our swap agreements and (iii) our cash and cash equivalents to Secured Debt to be less than (i) 0.85 to 1.00 through and including the fiscal quarter ended December 31, 2018 and (ii) 1.00 to 1.00 thereafter;

•not permit, as of the last day of any fiscal quarter beginning with the fiscal quarter ending December 31, 2018, our ratio of Secured Debt as of such day to EBITDA for the four fiscal quarters then ending to be greater than 4.50 to 1.00;

•We are required to mortgage 95% of the total value of all of its Oil and Gas Properties set forth in the most recently evaluated Reserve Report and grant a mortgage on certain identified undeveloped acreage in the Permian Basin; and

•require us to grant a perfected security interest in its cash and securities accounts, subject to certain customary exceptions.

On September 14, 2018 and September 20, 2018, Legacy entered into the Fifth Amendment and Sixth Amendment, respectively to the Term Loan Credit Agreement (the "Term Loan Amendments"). The Term Loan Amendments amend certain provisions set forth in the Term Loan Credit Agreement to, among other items:

•permit the issuance of the 2023 Convertible Notes;

•provide that the 2023 Convertible Notes constitute debt that is permitted refinancing of debt;

•allow for the payment of a cash conversion incentive in connection with the early cashless conversion of the 2023 Convertible Notes into common shares; and

•permit the redemption of certain senior notes or permitted refinancing debt of such senior notes with any combination of the following: (i) proceeds of certain permitted refinancing debt; (ii) net cash proceeds of any sale of equity interests (other than disqualified capital stock) of Legacy Inc.; and/or (iii) in exchange for equity interests (other than disqualified capital stock) of Legacy Inc.

On March 21, 2019, we entered into the Seventh Amendment (the “Seventh Amendment”) to our Term Loan Credit Agreement.  The Seventh Amendment waives, through May 31, 2019, the requirement of the Term Loan Credit Agreement that the delivery of fiscal year 2018 audited financial statements not include a “going concern” or like qualification or exception.  The Seventh Amendment also provides for, among other things, (i) an increase in the applicable interest rate by 2.25%, (ii) a fee equal to 0.35% of the aggregate amount of term loans currently outstanding under the Term Loan Credit Agreement, to be paid in kind by increasing the aggregate amount of term loans outstanding as of the effective date of the Seventh Amendment and (iii) a fee equal to 0.15% of the aggregate amount of term loans currently outstanding under the Term Loan Credit Agreement, to be paid in kind by increasing the aggregate amount of term loans outstanding on the earliest to occur of (x) May 31, 2019 or (y) an acceleration of the outstanding indebtedness under the Term Loan Credit Agreement. Further, while we received a waiver of the covenant under our Term Loan Credit Agreement that requires us to deliver audited financial statements without a “going concern” or like qualification or exception, such waiver expires on May 31, 2019 and such default cannot be remedied. We will be in breach of that covenant if we do not receive another waiver on May 31, 2019. There can be no assurances that we will be able to obtain an additional waiver.

All capitalized terms used but not defined in the foregoing description have the meaning assigned to them in the Term Loan Credit Agreement.

As of March 31, 2019, we were in compliance with all covenants of the Term Loan Credit Agreement. The Term Loan Credit Agreement matures on August 31, 2020. For further information related to our Term Loan Credit Agreement, please refer to "—Footnote 2—Debt" in the Notes to Condensed Consolidated Financial Statements.

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

Legacy may be required to offer to repurchase the 2020 Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, in the event of a change of control as defined by the indenture as supplemented. The Issuer's obligations under the 2020 Senior Notes are guaranteed by Legacy Inc., The General Partner, and Legacy LP's 100% owned subsidiaries Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP, Legacy Reserves Services LLC, Legacy Reserves Energy Services LLC, Legacy Reserves Marketing LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC (collectively, the "Guarantors"). In the future, the guarantees may be released or terminated under the following circumstances: (i) in connection with any sale or other disposition of all or substantially all of the properties of the guarantor; (ii) in connection with any sale or other disposition of sufficient capital stock of the guarantor so that it no longer qualifies as our Restricted Subsidiary (as defined in the indenture); (iii) if designated to be an unrestricted subsidiary; (iv) upon legal defeasance, covenant defeasance or satisfaction and discharge of the indenture; (v) upon the liquidation or dissolution of the guarantor provided no default or event of default has occurred or is occurring; (vi) at such time the guarantor does not have outstanding guarantees of its, or any other guarantor's, other debt; or (vii) upon merging into, or transferring all of its properties to Legacy or another guarantor and ceasing to exist. Refer to Note 12 - Subsidiary Guarantors in the Notes to the Consolidated Financial Statements for further details on our guarantors.

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

During the fiscal year ended December 31, 2016, we repurchased a face amount of $52.0 million of our 2020 Senior Notes on the open market. On June 1, 2016, we exchanged 2,719,124 units for $15.0 million of face amount of its outstanding 2020 Senior Notes. On September 20, 2018, the Issuers exchanged $21.0 million aggregate principal amount of 2020 Senior Notes for $21.0 million aggregate principal amount of 2023 Convertible Notes. On November 21, 2018, Legacy exchanged $3.1 million aggregate principal amount of 2020 Senior Notes for 1 million shares of our common stock. We treated these repurchases and exchanges as an extinguishment of debt. Accordingly, we recognized a gain for the difference between (1) the face amount of the 2020 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price.

As of March 31, 2019, we were in compliance with all financial and other covenants of the 2020 Senior Notes. As previously noted, if the lenders under our Credit Agreement were to accelerate the indebtedness under our Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. For further information related to our 2020 Senior Notes please refer to "—Footnote 2—Debt" in the Notes to Condensed Consolidated Financial Statements.

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

During the three months ended March 31, 2019, $1.75 million of 2021 Senior Notes were exchanged for 593,367 shares of common stock. Legacy treated the exchange as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2021 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the fair value of the shares issued in the exchange based on the closing price on the date of exchange. As of March 31, 2019, there were $129.5 million of 2021 Senior Notes outstanding.

Interest is payable on June 1 and December 1 of each year.

As of March 31, 2019, we were in compliance with all financial and other covenants of the 2021 Senior Notes. As previously noted, if the lenders under our Credit Agreement were to accelerate the indebtedness under our Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. For further information related to our 2021 Senior Notes, please refer to "—Footnote 2—Debt" in the Notes to Condensed Consolidated Financial Statements.

2023 Convertible Senior Notes due 2023

On September 20, 2018, the Issuers, completed private exchanges with certain holders of senior notes, pursuant to which the Issuers exchanged (i) $21.004 million aggregate principal amount of 2020 Senior Notes for $21.004 million aggregate principal amount of 2023 Convertible Notes and 105,020 shares of common stock and (ii) $109 million aggregate principal amount of 2021 Notes for $109 million aggregate principal amount of 2023 Convertible Notes. The 2023 Convertible Notes were issued pursuant to an Indenture, dated as of September 20, 2018 (the “2023 Convertible Note Indenture”)

Upon issuance, Legacy separately accounted for the liability and equity components in accordance with Accounting Standards Codification 470-20. The initial fair value of the 2023 Convertible Notes in its entirety (inclusive of the equity component related to the conversion option) was estimated using observable inputs such as trades that occurred on the day of the transaction. The liability component was recorded at the estimated fair value of a similar debt instrument without the conversion feature. The difference between the aggregate principal amount of the 2023 Convertible Notes and the fair value of the liability component was recorded as a debt discount and is being amortized to interest expense over the term of the notes using the effective interest method. The fair value of the liability component of the 2023 Convertible Notes was estimated at $101.0 million, resulting in a debt discount of $29.0 million The equity component, representing the value of the conversion option, was computed by deducting the fair value of the liability component from the initial fair value of the 2023 Convertible Notes. The equity component was recorded in additional paid-in capital within stockholders’ equity and will not be remeasured as long as it continues to meet the conditions for equity classification.

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

During the three months ended March 31, 2019, $6.5 million of 2023 Convertible Notes were exchanged for 2.4 million shares of common stock and $14.1 million of 2023 Convertible Notes were converted for 2.3 million shares of common stock. Legacy recognized $1.6 million and $10.7 million of gain on extinguishment of debt on these transactions respectively.

Interest is payable on June 1 and December 1 of each year.

As of March 31, 2019, we were in compliance with all financial and other covenants of the 2023 Convertible Notes. As previously noted, if the lenders under our Credit Agreement were to accelerate the indebtedness under our Credit Agreement as a result of a default, such acceleration could cause a cross-default of all of our other outstanding indebtedness and permit the holders of such indebtedness to accelerate the maturities of such indebtedness. For further information related to our 2023 Convertible Notes, please refer to “—Footnote 2—Debt” in the Notes to Condensed Consolidated Financial Statements.

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

As of March 31, 2019, our critical accounting policies were consistent with those discussed in our Annual Report on Form 10-K for the period ended December 31, 2018.

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

None.

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

As of March 31, 2019, the fair value of our commodity derivative positions was a net asset of $6.2 million based on NYMEX futures prices from April 2019 to December 2019 for both oil and natural gas. As of December 31, 2018, the fair market value of our commodity derivative positions was a net asset of $67.2 million based on NYMEX futures prices from January 2017 to December 2019 for both oil and natural gas. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from April 2019 through December 2019, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flow from Investing Activities.”

Interest Rate Risks

At March 31, 2019, we had debt outstanding under our Credit Agreement of $562.0 million, which incurred interest at floating rates in accordance with our revolving credit facility. The average annual interest rate incurred by us under our Credit Agreement for the three-month period ended March 31, 2019 was 5.73%. A 1% increase in LIBOR on our outstanding debt under our revolving credit facility as of March 31, 2019 would result in an estimated $3.3 million increase in annual interest expense assuming our current interest rate hedges remain in place and do not expire. We have entered into interest rate swaps with a weighted-average fixed rate of 1.36% to mitigate the volatility of interest rates on notional amounts of $235 million of floating rate debt. Our Credit Agreement provides for the mandatory termination of our interest rate swaps three days prior to the maturity date of the Credit Agreement. It is never management's intention to hold or issue derivative instruments for speculative trading purposes. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in overhedged amounts.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

During the first quarter of 2019, we added internal control processes over financial reporting as a result of the adoption of the new lease standard (ASC 842). There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Legacy is, from time to time, involved in litigation and claims arising out of its operations in the normal course of business including regulatory and environmental matters, none of which are expected to be material. Management does not believe that it is probable that the outcome of these actions will have a material adverse effect on Legacy’s consolidated financial position, results of operations or cash flow, although the ultimate outcome and impact of such legal proceedings on Legacy cannot be predicted with certainty.

Item 1A.  Risk Factors.

In addition to the information set forth in this report, you should carefully consider the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Seventh Amendment dated March 21, 2019 to the Term Loan Credit Agreement, dated as of October 30, 2017, among Legacy Reserves Inc., the guarantors named therein, Cortland Capital Market Services LLC, as administrative agent, and the lenders party thereto (filed as Exhibit 10.54 to Legacy Reserves Inc.’s Annual Report on Form 10-K (File No. 001-38668) on March 22, 2019)

Item 6.  Exhibits.

The following documents are filed as a part of this Quarterly Report on Form 10-Q or incorporated by reference:

Exhibit Number	Description
10.1
Employment Agreement dated as of February 7, 2019, between Robert L. Norris, Legacy Reserves Services LLC and Legacy Reserves Inc. (filed as Exhibit 10.1 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on February 11, 2019)

10.2
Restricted Stock Unit Award Agreement, dated February 19, 2019, between Robert L. Norris and Legacy Reserves Inc. (filed as Exhibit 10.2 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on February 11, 2019)

10.3
Twelfth Amendment dated March 21, 2019 to the Third Amended and Restated Credit Agreement, dated as of April 1, 2014 among Legacy Reserves Inc., the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent and the lenders signatory thereto (filed as Exhibit 10.53 to Legacy Reserves Inc.’s Annual Report on Form 10-K (File No. 001-38668) on March 22, 2019)

10.4
Seventh Amendment dated March 21, 2019 to the Term Loan Credit Agreement, dated as of October 30, 2017, among Legacy Reserves Inc., the guarantors named therein, Cortland Capital Market Services LLC, as administrative agent, and the lenders party thereto (filed as Exhibit 10.54 to Legacy Reserves Inc.’s Annual Report on Form 10-K (File No. 001-38668) on March 22, 2019)

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

LEGACY RESERVES INC.

May 10, 2019	By:	/s/ Robert L. Norris
Robert L. Norris
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)