Form 10-Q
period 2019-06-30
Legacy Reserves Inc.
filed 2019-08-09
CIK 1735828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

114,810,671 shares of common stock, par value $0.01, were outstanding as of August 7, 2019.

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

NYMEX.  New York Mercantile Exchange.

Oil.  Crude oil and condensate.

PV-10. PV-10 is a computation of the standardized measure on a pre-tax basis.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30, 2019	December 31, 2018
	(In thousands)
Current assets:
Cash	$1,110	$1,098
Accounts receivable, net:
Oil and natural gas	50,750	56,615
Joint interest owners	13,375	15,370
Other	301	—
Fair value of derivatives (Notes 6 and 7)	—	66,662
Prepaid expenses and other current assets (Note 1)	15,640	11,347
Total current assets	81,176	151,092
Oil and natural gas properties at cost:
Proved properties using the successful efforts method of accounting	3,517,153	3,471,456
Unproved properties	19,824	19,863
Accumulated depletion, depreciation, amortization and impairment	(2,261,453)	(2,177,006)
Total oil and natural gas properties, net	1,275,524	1,314,313
Other property and equipment, net of accumulated depreciation and amortization of $12,611 and $11,971, respectively (Note 12)	6,918	2,456
Fair value of derivatives (Notes 6 and 7)	—	3,135
Other assets	2,081	3,935
Total assets	$1,365,699	$1,474,931

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT
	June 30, 2019	December 31, 2018
	(In thousands)
Current liabilities:
Current debt, net (Notes 2 and 3)	$569,677	$856,646
Accounts payable	2,695	11,227
Accrued oil and natural gas liabilities (Note 1)	58,790	98,886
Fair value of derivatives (Notes 6 and 7)	—	—
Asset retirement obligation (Note 8)	3,938	3,938
Other (Note 12)	8,538	13,953
Total current liabilities	643,638	984,650

Long-term liabilities:
Long-term debt (Notes 2 and 3)	—	432,923
Asset retirement obligation (Note 8)	253,197	248,796
Fair value of derivatives (Notes 6 and 7)	—	550
Other long-term liabilities (Note 12)	3,193	643
Total long-term liabilities	256,390	682,912
Liabilities subject to compromise (Notes 1 and 2)	787,204	—
Total liabilities	1,687,232	1,667,562
Commitments and contingencies (Notes 5 and 12)
Stockholders' equity (deficit):
Common stock, $0.01 par value; 945,000,000 shares authorized, 114,810,671 and 109,442,278 shares outstanding at June 30, 2019 and December 31, 2018, respectively	1,148	1,094
Additional paid-in capital	36,689	24,752
Accumulated deficit	(359,370)	(218,477)
Total stockholders' deficit	(321,533)	(192,631)
Total liabilities and stockholders' deficit	$1,365,699	$1,474,931

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Revenues:
Oil sales	$88,375	$99,799	$166,136	$193,210
Natural gas liquids (NGL) sales	3,994	5,735	8,509	13,131
Natural gas sales	25,410	33,747	61,631	70,419
Total revenues	117,779	139,281	236,276	276,760

Expenses:
Oil and natural gas production	46,079	49,431	93,556	97,398
Production and other taxes	6,381	7,658	12,530	14,984
General and administrative	37,773	22,496	54,303	46,586
Depletion, depreciation, amortization and accretion	41,868	38,139	84,417	74,686
Impairment of long-lived assets	1,434	35,381	8,832	35,381
Gains on disposal of assets	(2,045)	(1,145)	(1,011)	(21,540)
Total expenses	131,490	151,960	252,627	247,495

Operating (loss) income	(13,711)	(12,679)	(16,351)	29,265

Other income (expense):
Interest income	14	3	20	15
Interest expense (Notes 2, 3, 5 and 6)	(52,933)	(28,589)	(90,052)	(55,957)
Gain on extinguishment of debt (Note 3)	—	—	13,105	51,693
Equity in income of equity method investees	4	3	4	20
Net gains (losses) on commodity derivatives (Notes 6 and 7)	5,713	(9,315)	(45,747)	(11,019)
Reorganization items, net (Note 2)	(1,960)	—	(1,960)	—
Other	103	(2)	(167)	273
Income (Loss) before income taxes	$(62,770)	$(50,579)	$(141,148)	$14,290
Income tax expense	—	(130)	—	(617)
Net (Loss) Income	$(62,770)	$(50,709)	$(141,148)	$13,673
(Loss) Income per share / unit - basic and diluted (Note 9)	$(0.55)	$(0.49)	$(1.25)	$0.13
Weighted average number of shares / units used in computing net loss per share / unit
Basic	114,811	104,369	113,028	104,183
Diluted	114,811	104,369	113,028	105,077
See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT / PARTNERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2019 and 2018
(UNAUDITED)

June 30, 2019
	Stockholders' Deficit
	Shares	Par Value	APIC	Acc. Deficit	Total Deficit
	(In thousands)
Balance, December 31, 2018	109,442	$1,094	$24,752	$(218,477)	$(192,631)
Stock-based compensation	—	—	4,156	—	4,156
Debt exchange	5,368	54	3,663	—	3,717
ASC 842 Adoption	—	—	—	255	255
Net loss	—	—	—	(78,378)	(78,378)
Balance, March 31, 2019	114,810	$1,148	$32,571	$(296,600)	$(262,881)
Stock-based compensation	—	—	4,118	—	4,118
Net loss	—	—	—	(62,770)	(62,770)
Balance, June 30, 2019	114,810	$1,148	$36,689	$(359,370)	$(321,533)

June 30, 2018
	Partners' Deficit
	Series A Preferred Equity		Series B Preferred Equity		Incentive Distribution Equity		Partner's Deficit
	Units	Amount	Units	Amount	Units	Amount	LP Units	Limited Partner Amount	General Partner Amount	Total Partner's Deficit
	(In thousands)
Balance, December 31, 2017	2,300	$55,192	7,200	$174,261	100	$30,814	72,595	$(531,794)	$(160)	$(271,687)
Unit-based compensation	—	—	—	—	—	—	—	263	—	263
Vesting of restricted and phantom units	—	—	—	—	—	—	264	—	—	—
Units issued in exchange for Standstill Agreement	—	—	—	—	—	—	3,800	5,928	—	5,928
Net Income	—	—	—	—	—	—	—	64,367	15	64,382
Balance, March 31, 2018	2,300	$55,192	7,200	$174,261	100	$30,814	76,659	$(461,236)	$(145)	$(201,114)
Units issued to Legacy Board of Directors for Services	—	—	—	—	—	—	60	522	—	522
Unit-based compensation	—	—	—	—	—	—	—	316	—	316
Vesting of restricted and phantom units	—	—	—	—	—	—	75	—	—	—
Units issued in exchange for Standstill Agreement	—	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	—	(50,697)	(12)	(50,709)
Balance, June 30, 2018	2,300	$55,192	7,200	$174,261	100	$30,814	76,794	$(511,095)	$(157)	$(250,985)

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(141,148)	$13,673
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	84,417	74,686
Amortization of debt discount and issuance costs	28,775	10,752
Gain on extinguishment of debt	(13,105)	(51,693)
Impairment of long-lived assets	8,832	35,381
Loss on derivatives	47,790	10,052
Distribution from equity method investee	652	—
Stock/unit-based compensation	8,274	24,994
Gains on disposal of assets	(1,011)	(21,540)
Changes in assets and liabilities:
Decrease in accounts receivable, oil and natural gas	5,865	5,079
Decrease in accounts receivable, joint interest owners	2,005	10,905
Increase in accounts receivable, other	(311)	(4)
Increase in other assets	(4,228)	(880)
Decrease in accounts payable	(8,254)	(6,467)
(Decrease) increase in accrued oil and natural gas liabilities	(8,053)	12,035
Increase (Decrease) in other liabilities	26,866	(1,989)
Total adjustments	178,514	101,311
Net cash provided by operating activities	37,366	114,984
Cash flows from investing activities:
Investment in oil and natural gas properties	(81,166)	(118,324)
Proceeds associated with sale of assets	2,361	29,235
Investment in other equipment	(4,750)	(130)
Net cash settlements (paid) received on commodity derivatives	21,458	(5,209)
Net cash used in investing activities	(62,097)	(94,428)
Cash flows from financing activities:
Proceeds from long-term debt	108,677	382,626
Payments of long-term debt	(80,000)	(375,384)
Payments of debt issuance costs	(3,073)	(23,096)
Net cash provided by (used in) financing activities	25,604	(15,854)
Net increase in cash and cash equivalents	873	4,702
Cash, beginning of period (1)	4,361	4,450
Cash, end of period (1)	$5,234	$9,152
Non-cash investing and financing activities:
Asset retirement obligation costs and liabilities	$30	$39
Asset retirement obligations associated with properties sold	$(243)	$(16,107)
Asset retirement obligations associate with property acquisitions	$—	$156
Units issued in exchange for Standstill Agreement	$—	$5,928
Change in accrued capital expenditures	$(32,043)	$25,733
Debt exchange	$3,717	$—

See accompanying notes to condensed consolidated financial statements.

(1)  Inclusive of $4.1 million and $3.2 million of restricted cash as of June 30, 2019 and 2018. See "—Footnote 1—Summary of Significant Accounting Policies" for further discussion.

LEGACY RESERVES INC. (DEBTOR-IN-POSSESSION)
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

The accompanying financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, that are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

(b) Voluntary Reorganization Under Chapter 11

As discussed further in Note 2, on June 18, 2019 (the “Petition Date”), the Company and certain of its subsidiaries (collectively with the Company, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, the Debtors will operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The condensed consolidated financial statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on the Company’s condensed consolidated statements of operations. In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as “liabilities subject to compromise” on the Company’s condensed consolidated balance sheet at June 30, 2019. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less.

The accompanying condensed consolidated financial statements do not purport to reflect or provide for the consequences of the Chapter 11 proceedings. In particular, the condensed consolidated financial statements do not purport to show: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) the amount of prepetition liabilities that may be allowed for claims or contingencies, or the status and priority thereof; (iii) the effect on stockholders' deficit/partners’ deficit accounts of any changes that may be made to the Company’s capitalization; or (iv) the effect on operations of any changes that may be made to the Company’s business. While operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected on its condensed consolidated financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Further, a plan of reorganization could materially change the amounts and classifications on the Company’s historical condensed consolidated financial statements.

(c) Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In thousands)
Accrued lease operating expense	$19,726	$22,750
Accrued capital expenditutres	9,184	41,227
Revenue payable to joint interest owners	18,050	24,690
Accrued ad valorem tax	7,363	5,255
Other	4,467	4,964
	$58,790	$98,886

(d) Restricted Cash

Restricted cash on our Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018 is $4.1 million and $3.3 million respectively, and is included in the "Prepaid expenses and other current assets" line. The restricted cash amounts represent various deposits to secure the performance of contracts, surety bonds and other obligations incurred in the ordinary course of business. Legacy adopted Accounting Standards Update ("ASU") No. 2016-18, "Restricted Cash" as of January 1, 2018.

(e) Recent Accounting Pronouncements

None.

(f) Income Taxes

Legacy’s provision for income taxes for the three and six months ended June 30, 2019 and 2018 is based on the estimated annual effective tax rate plus discrete items. The effective income tax rates were 0.00% and 0.26% for the three months ended June 30, 2019 and 2018, respectively. The effective income tax rates were 0.00% and 4.30% for the six months ended June 30, 2019 and 2018, respectively.

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

(g) Leases

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

(2) Chapter 11 Proceedings, Ability to Continue as a Going Concern and Covenant Violations

Chapter 11 Proceedings

On the Petition Date, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 cases are being administered jointly under the caption In re Legacy Reserves Inc. et al. (the “Chapter 11 cases” or “Chapter 11 proceedings”).

The Debtors are operating their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined or stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising or that could have arisen prior to the filing of the Bankruptcy Petitions. The Bankruptcy Court has granted certain relief requested by the Debtors enabling the Company to conduct its business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, to pay certain taxes and governmental fees and charges, to continue to operate our cash management system in the ordinary course, to secure debtor-in-possession financing, to remit funds we hold from time to time for the benefit of third parties (such as royalty owners), and to pay the prepetition claims of certain of our vendors that hold liens under applicable non-bankruptcy law. For goods and services provided following the Petition Date, the Company intends to pay vendors in full in the ordinary course of business. In connection with the Chapter 11 cases, Legacy LP entered into a senior secured superpriority debtor-in-possession credit agreement, dated as of June 21, 2019, among itself as debtor, debtor-in-possession and borrower, the other loan parties party thereto, as debtors, debtors-in-possession and guarantors, Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the other lenders party thereto (the “DIP Credit Agreement”). See Note 3 for a discussion of the DIP Credit Agreement.

Restructuring Support Agreement

On June 10, 2019, the Debtors entered into a restructuring support and lock-up agreement (the “Restructuring Support Agreement”) with (i) the lenders (the “Supporting Term Lenders”) under the Term Loan Credit Agreement dated as of October 25, 2016 among Legacy LP, as borrower, the guarantors party thereto, Cortland Capital Market Services LLC, as administrative agent, and the lenders party thereto (as amended, the “Term Loan Credit Agreement”) and (ii) certain lenders (the “Supporting RBL Lenders” and, together with the Supporting Term Lenders, the “Supporting Lenders”) under the Third Amended and Restated Credit Agreement dated as of April 1, 2014 among Legacy LP, as borrower, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (as amended, the “Credit Agreement”).

Subsequent to entering into the Restructuring Support Agreement, on June 13, 2019, the Company entered into the First Amended and Restated Restructuring Support and Lock-Up Agreement (together with all exhibits and schedules thereto, including the term sheet attached as Exhibit A thereto, the “Amended Restructuring Support Agreement”) with (i) the Supporting Term Lenders, (ii) the Supporting RBL Lenders and (iii) certain (a) holders of 6.625% Senior Notes due 2021 (the “2021 Note Holders”) issued under the indenture dated as of May 28, 2013, by and among Legacy LP, Legacy Reserves Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association (as successor to Wells Fargo Bank, National Association), as indenture trustee (as supplemented, the “2021 Notes Indenture”), (b) holders of 8% Senior Notes due 2020 (the “2020 Note Holders”) issued under the indenture dated as of December 4, 2012, by and among Legacy LP,

Legacy Reserves Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association (as successor to Wells Fargo Bank, National Association), as indenture trustee (as supplemented, the “2020 Notes Indenture”) and (c) holders of 8% Convertible Senior Notes due 2023 (together with the 2021 Note Holders and the 2020 Note Holders, the “Supporting Noteholders,” and the Supporting Lenders and the Supporting Noteholders, collectively, the “Supporting Creditors”) issued under the indenture dated as of September 20, 2018, by and among Legacy LP, Legacy Reserves Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as indenture trustee and conversion agent (as supplemented, the “2023 Notes Indenture”).

The Amended Restructuring Support Agreement contemplates, among other things, that the Company will: (i) file the Chapter 11 proceedings to effect a restructuring transaction through a pre-negotiated Chapter 11 plan of reorganization (the “Plan”) to be filed with the Bankruptcy Court; (ii) enter into the DIP Credit Agreement; (iii) consummate certain equity investments through a rights offering and committed equity backstops; and (iv) enter into a new senior-secured revolving asset-based lending credit facility in a maximum amount of $500 million (the “Exit Facility”) funded by certain of the lenders under the Credit Agreement.

The Amended Restructuring Support Agreement contains certain covenants on the part of each of the Company and the Supporting Creditors, including that the Supporting Creditors vote in favor of the Plan and otherwise use good faith efforts to negotiate, execute and implement the restructuring transactions contemplated by the Amended Restructuring Support Agreement and the Plan. Additionally, the Amended Restructuring Support Agreement provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches and/or other actions by the parties under the Amended Restructuring Support Agreement.

Proposed Plan of Reorganization

In order to successfully emerge from Chapter 11, the Debtors will need to obtain confirmation from the Bankruptcy Court of a Plan that satisfies the requirements of the Bankruptcy Code. The Amended Restructuring Support Agreement contemplates that a Plan supported by the Supporting Creditors (the “Supporting Creditors Plan”) will be filed with the Bankruptcy Court, provided, however, if the Supporting Noteholders terminate the Amended Restructuring Support Agreement in accordance with the terms of the Amended Restructuring Support Agreement (a “Noteholder Termination”), a Plan, supported by only the Supporting Lenders (the “Supporting Lenders Plan”) will be filed with the Bankruptcy Court.

On August 2, 2019, the Debtors filed the Supporting Creditors Plan, which is subject to approval by the Bankruptcy Court. The Supporting Creditors Plan provides for the following, among other things:

•all holders of claims arising under the DIP Facility (as defined below) will receive, in full satisfaction of their respective claims: (i) if the Exit Facility is consummated, (a) on account of claims under the New Money Facility (as defined below), payment in full in cash, (b) on account of claims under the Refinancing Facility (as defined below), distribution of cash and commitments under the Exit Facility; or (ii) if the Exit Facility is not consummated, payment in full in cash;

•all holders of claims arising under the Credit Agreement will receive, in full satisfaction of their respective claims, (i) if the Exit Facility is consummated, distribution of their pro rata share of commitments under the Exit Facility in exchange for the claims arising under the Credit Agreement or (ii) if the Exit Facility is not consummated, payment in full in cash;

•all holders of claims arising under the Term Loan Credit Agreement will receive their pro rata share of approximately 51.40%, subject to increase, of the new common stock (the “New Common Stock”) to be issued by Legacy, as reorganized pursuant to and under the Plan (“Reorganized Legacy");

•holders of claims arising under the 2020 Notes Indenture, the 2021 Notes Indenture and the 2023 Notes Indenture (the “Noteholders”) will receive their respective pro rata share of (i) 2.50% of the New Common Stock, subject to decrease, (ii) subscription rights to participate in a $66.50 million rights offering (the “Supporting Creditor Plan Rights Offering”), which can be exercised to the extent that such Noteholders are “accredited investors” as defined under Regulation D promulgated under the Securities Act of 1933, as amended (“Securities Act”), and (iii) a share premium of 1.50% of the New Common Stock, available to accredited investors that participate in the Supporting Creditor Plan Rights Offering and non-accredited investors;

•all existing equity interests in the Company will receive no recovery under the Plan and will be extinguished;

•a $189.8 million committed equity investment by the Supporting Term Lenders;

•at the option of the Supporting Term Lenders, an offering of up to $125.0 million of New Common Stock to third parties, the Supporting Term Lenders or the Noteholders; and

•the establishment of a customary management incentive plan at Reorganized Legacy under which 10% of the New Common Stock will be reserved for grants made from time to time to employees of Reorganized Legacy.

If a Noteholder Termination occurs, the Supporting Lenders Plan would provide for the following, among other things:

•all holders of claims arising under the DIP Facility will receive, in full satisfaction of their respective claims: (i) if the Exit Facility is consummated, (a) on account of claims under the New Money Facility, payment in full in cash, (b) on account of claims under the Refinancing Facility, distribution of cash and commitments under the Exit Facility; or (ii) if the Exit Facility is not consummated, payment in full in cash;

•all holders of claims arising under the Prepetition RBL Credit Agreement will receive, in full satisfaction of their respective claims, (i) if the Exit Facility is consummated, distribution of their pro rata share of commitments under the Exit Facility in exchange for the claims arising under the Prepetition RBL Credit Agreement or (ii) if the Exit Facility is not consummated, payment in full in cash;

•all holders of claims arising under the Prepetition Term Loan Credit Agreement will receive their pro rata share of 98.00% of the New Common Stock, subject to dilution by the Supporting Lenders Plan Rights Offering and committed equity investment;

•the Noteholders will receive their respective pro rata share of (i) 2.00% of the New Common Stock and (ii) subscription rights to participate in a $100.0 million rights offering (the “Supporting Lenders Plan Rights Offering” and, together with the Supporting Creditors Plan Rights Offering, the “Rights Offering”) to the extent that such Noteholders are “accredited investors” as defined under Regulation D promulgated under the Securities Act;

•all existing equity interests in the Company will receive no recovery under the Plan and will be extinguished;

•a $200.0 million committed equity investment by the Supporting Term Lenders; and

•the establishment of a customary management incentive plan at Reorganized Legacy under which 10% of the New Common Stock will be reserved for grants made from time to time to management employees of Reorganized Legacy.

Magnitude of Potential Claims

On July 15, 2019, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. The schedules and statements may be subject to further amendment or modification after filing. Holders of prepetition claims will be required to file proofs of claims by the applicable deadline for filing certain proofs of claims in the Debtors’ Chapter 11 cases. The Bankruptcy Court has not yet confirmed the claims deadlines. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process.

Liabilities Subject to Compromise

The Company’s condensed consolidated balance sheet includes amounts classified as “liabilities subject to compromise,” which represent prepetition liabilities that have been allowed, or that the Company anticipates will be allowed, as claims in its Chapter 11 cases. The amounts represent the Company’s current estimate of known or potential obligations to be resolved in connection with the Chapter 11 proceedings. The differences between the liabilities the Company has estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.

The following table summarizes the components of liabilities subject to compromise included on the condensed consolidated balance sheet:

June 30,
2019
(In thousands)

Debt, net	$757,449
Accrued interest payable	29,478
Accounts payable	277
Liabilities subject to compromise	$787,204

The Company has discontinued recording interest on debt classified as liabilities subject to compromise on the Petition Date. Contractual interest on liabilities subject to compromise not reflected in the consolidated statements of operations was approximately $2.7 million, representing interest expense from the Petition Date through June 30, 2019.

Reorganization Items, Net

The Company has incurred and is expected to continue to incur significant costs associated with the reorganization. These costs, which are expensed as incurred, are expected to significantly affect the Company’s results of operations. Reorganization items represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date, and also include adjustments to reflect the carrying value of certain liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are determined.

The following table summarizes the components of reorganization items included on the condensed consolidated statements of operations:

Three Months and Six Months Ended
June 30,
2019
(In thousands)

Professional advisory fees	$1,960
Reorganization, items net	$1,960

Appointment of Unsecured Creditors Committee

On July 3, 2019, the United States Trustee appointed the official committee for unsecured creditors (the “Creditors Committee”). The Creditors Committee and its legal representatives have a right to be heard on all matters affecting unsecured creditors that come before the Bankruptcy Court with respect to the Debtors.

Ability to Continue as a Going Concern

The Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Condensed Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of the Chapter 11 proceedings. We have significant indebtedness and our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. Our financial condition including operating results, the defaults under our debt agreements and the risks and uncertainties associated with the Chapter 11 proceedings raise doubt as to the Company’s ability to continue as a going concern.

(3) Debt

The Company’s filing of the Chapter 11 proceedings resulted in the acceleration of the Debtors’ obligations under the Term Loan Credit Agreement and the indentures governing the Senior Notes (as defined below). Additionally, other events of default under the Company's debt agreements, including cross-defaults, are present, including violations of certain financial ratio covenants, the failure to make principal and interest payments on certain of the Company’s indebtedness, as well as the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s consolidated financial statements for the year ended December 31, 2018. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default.

Debt consists of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(In thousands)
Current debt
Credit Facility due 2019	$475,500	$541,000
Second Lien Term Loans due 2020	—	338,626
Debtor in Possession (DIP)	94,177	—
Unamortized debt issuance costs	—	(17,332)
Unamortized discount on Second Lien Term Loans	—	(5,648)
Total current debt, net	$569,677	856,646

Second Lien Term Loans due 2020	339,812	—
8% Senior Notes due 2020	208,885	208,885
6.625% Senior Notes due 2021	129,529	131,279
8% Convertible Senior Notes due 2023	107,527	128,103
Unamortized debt issuance costs	(24,930)	(31,517)
Unamortized discount on Senior Notes	(3,374)	(3,827)
Total	$757,449	$432,923
Less liabilities subject to compromise	(757,449)	—
Total long-term debt, net	$—	$432,923
Total debt	$569,677	$1,289,569

DIP Credit Agreement

In connection with the Chapter 11 cases, Legacy LP entered into the DIP Credit Agreement, which provides for, among other things, the following:

•senior secured superpriority debtor-in-possession credit agreement in an aggregate principal amount of up to $350.0 million (the “DIP Facility”), consisting of (i) a new money revolving loan facility in an aggregate amount of up to $100.0 million (the “New Money Facility”), $35.0 million of which is available on an interim basis and which includes a sub-facility of up to $1.0 million for the issuance of letters of credit, and (ii) a refinancing term loan in the amount of $250.0 million (the “Refinancing Facility”);

•borrowings under the (i) New Money Facility bear interest, at the option of the Company, at a rate per annum equal to the alternate base rate (the “ABR”) plus 4.25% or LIBOR plus 5.25% and (ii) the Refinancing Facility bear interest at a rate per annum equal to the ABR plus 3.50%;

•the Company is required to pay an unused commitment fee equal to 1.00% per annum to the lenders under the New Money Facility in respect of the unused commitments thereunder;

•the maturity of the DIP Facility to be the earliest to occur of (i) eight months after the petition date, (ii) upon the Bankruptcy Court’s approval of a plan of reorganization and the Company’s exit from Chapter 11, (iii) upon the sale of substantially all of the equity or assets of the Company and (iv) the termination of the DIP Facility during the continuation of an event of default under the DIP Credit Agreement or otherwise pursuant to the terms of the DIP Credit Agreement or by order of the Bankruptcy Court;

•proceeds of the DIP Credit Agreement may be used for (i) transaction costs, fees and expenses, (ii) working capital and general corporate purposes in accordance with a budget approved by the lenders, (iii) bankruptcy-related costs and expenses (including restructuring fees and adequate protection payments) and (iv) in the case of the Refinancing Facility, to refinance amounts existing under the Company’s existing credit agreements;

•the obligations under the DIP Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company, subject to limited exceptions provided for in the DIP Motion;

•the DIP Credit Agreement provides for certain customary covenants applicable to the Company, including covenants requiring delivery of a rolling 13-week operating budget and cash flow forecast, together with a variance report setting forth material variances from the budget; and

•the DIP Credit Agreement provides for certain customary events of default, including the failure to achieve certain milestones set forth in the DIP Credit Agreement.

As of August 7, 2019, the Company had no money drawn under the New Money Facility leaving $100 million of availability under the New Money Facility and $250 million drawn under the Refinancing Facility at a weighted-average interest rate of 10.38%, leaving no availability under the Refinancing Facility.

 Credit Facility

On April 1, 2014, Legacy LP entered into the Credit Agreement. On March 21, 2019, Legacy entered into the Twelfth Amendment to the Credit Agreement which, among other things, extended the maturity of the Credit Agreement from April 1, 2019 to May 31, 2019. Legacy's obligations under the Credit Agreement are secured by mortgages on over 95% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in its operating subsidiaries and Legacy's ownership interests in the General Partner. Concurrently with the Corporate Reorganization, the General Partner and Legacy Inc. provided guarantees of Legacy LP's obligations under the Credit Agreement. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit. The borrowing base was reaffirmed at $575 million as part of the Twelfth Amendment. Under the terms of the Credit Agreement, the borrowing base was reduced to $570 million on May 22, 2019.

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

The Credit Agreement matured on May 31, 2019.

As of June 30, 2019, Legacy had approximately $475.5 million drawn under the Credit Agreement at a weighted-average interest rate of 9.63%, leaving no availability under the Credit Agreement. For the six-month period ended June 30, 2019, Legacy paid in cash $21.9 million of interest expense on the Credit Agreement.

Second Lien Term Loan Credit Agreement

On October 25, 2016, Legacy entered into the Term Loan Credit Agreement, providing for term loans up to an aggregate principal amount of $300.0 million (the “Second Lien Term Loans”). On March 21, 2019, Legacy entered into the Seventh Amendment to the Term Loan Credit Agreement (as defined below). The Second Lien Term Loans under the Term Loan Credit Agreement are issued with an upfront fee of 2% and bear interest at a rate of 12.00% per annum payable quarterly in cash. Effective March 21, 2019, the Seventh Amendment to the Term Loan Credit Agreement provides an increase of 2.25% to the interest rate paid on all term loans. GSO Capital Partners L.P. (“GSO”) and certain funds and accounts managed, advised or sub-advised, by GSO are the initial lenders thereunder. The Term Loan Credit Agreement matures on August 31, 2021; provided that, if on July 1, 2020, Legacy has greater than or equal to a face amount of $15.0 million of Senior Notes that were outstanding on the date the Term Loan Credit Agreement was entered into or any other senior notes with a maturity date that is earlier than August 31, 2021, the Term Loan Credit Agreement will mature on August 1, 2020. The Second Lien Term Loans are secured on a second lien priority basis by the same collateral that secures Legacy's Credit Agreement and are unconditionally guaranteed on a joint and several basis by the same wholly owned subsidiaries of Legacy that are guarantors under the Credit Agreement. In addition, upon consummation of the Corporate Reorganization, the General Partner and Legacy Inc. became guarantors. As of June 30, 2019, Legacy had approximately $339.8 million drawn under the Term Loan Credit Agreement. On December 31, 2017, Legacy entered into the Third Amendment to the Term Loan Credit Agreement among Legacy, as borrower, Cortland, as administrative agent and second lien collateral agent, and the lenders party thereto, including GSO and certain funds and accounts managed, advised or sub-advised by GSO, which, among other things, increased the maximum amount available for borrowing under the Second Lien Term Loans to $400.0 million, extended the availability of undrawn principal ($60.2 million of availability as of June 30, 2019) to October 25, 2019 and relaxed the asset coverage ratio to 0.85 to 1.00 until the fiscal quarter ended December 31, 2018.

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

Interest is payable on June 1 and December 1 of each year. Legacy failed to make an interest payment of approximately $8.4 million due June 1, 2019, on the 8% Senior Notes due 2020.

As of June 30, 2019, there was $208.9 million of 2020 Senior Notes outstanding.

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

Interest is payable on June 1 and December 1 of each year. Legacy failed to make an interest payment of approximately $4.3 million due June 1, 2019, on the 6.625% Senior Notes due 2021.

As of June 30, 2019, there was $129.5 million of 2021 Senior Notes outstanding.

8% Convertible Senior Notes Due 2023 ("2023 Convertible Notes")

On September 20, 2018, the Issuers, completed private exchanges with certain holders of senior notes, pursuant to which the Issuers exchanged (i) $21.0 million aggregate principal amount of 2020 Senior Notes for $21.0 million aggregate principal amount of 2023 Convertible Notes and 105,020 shares of common stock and (ii) $109.0 million aggregate principal amount of 2021 Senior Notes for $109.0 million aggregate principal amount of 2023 Convertible Notes. The 2023 Convertible Notes were issued pursuant to an Indenture, dated as of September 20, 2018 (the “2023 Convertible Note Indenture”).

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

As of June 30, 2019, $107.5 million of 2023 Convertible Notes were outstanding.

Interest is payable on June 1 and December 1 of each year. Legacy failed to make an interest payment of approximately $4.3 million due June 1, 2019, on the 8% Senior Notes due 2023.

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

Imbalances

Natural gas imbalances occur when Legacy sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If Legacy receives less than its entitled share, the underproduction is recorded as a receivable. Legacy did not have any significant natural gas imbalance positions as of June 30, 2019 and December 31, 2018.

Disaggregation of Revenue

Legacy has identified three material revenue streams in its business: oil sales, NGL sales, and natural gas sales. Revenue attributable to each of Legacy's identified revenue streams is disaggregated in the table below.

	Three Months Ended	Six Months Ended
	June 30,
	2019	2019
	(In thousands)
Revenues:
Oil sales	$88,375	$166,136
Natural gas liquids (NGL) sales	3,994	8,509
Natural gas sales	25,410	61,631
Total revenues	$117,779	$236,276

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

Prior-period performance obligations

Legacy records revenue in the month production is delivered to the purchaser. However, settlement statements for certain oil, natural gas and NGL sales may not be received for 30 to 60 days after the month of production, and as a result, Legacy is required to estimate the amount of production that was delivered to the midstream purchaser and the price that will be received for the sale of the product. Additionally, to the extent actual volumes and prices of oil are unavailable for a given reporting period because of timing or information not received from third party purchasers, the expected sales volumes and prices for those barrels of oil are also estimated.

Legacy records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Legacy has existing internal controls in place for its estimation process, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the three months ended June 30, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

(5) Commitments and Contingencies

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

(6) Fair Value Measurements

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

Fair Value on a Recurring Basis

As required by the Twelth Amendment to the Credit Agreement, all of Legacy’s derivative positions were unwound on May 28, 2019.

The following tables sets forth by level within the fair value hierarchy Legacy's Financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018:

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
	(In thousands)
Beginning balance	$—	$9,909	$—	$(5,088)
Total gains	—	26,356	—	40,416
Settlements, net	—	(4,649)	—	(3,712)
Ending balance	$—	$31,616	$—	$31,616
Gains (losses) included in earnings relating to derivatives still held as of June 30, 2019 and 2018	$—	$23,158	$—	$34,232

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

Nonrecurring fair value measurements of proved oil and natural gas properties during the six months ended June 30, 2019 consist of adjustments of the carrying value oil and natural gas properties to their fair value of $5.4 million. Legacy incurred impairment charges of $8.8 million as oil and natural gas properties with a net cost basis of $14.3 million were written down to their fair value of $5.4 million. Legacy periodically reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. In order to determine whether the carrying value of an asset is recoverable, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The carrying amount of the revolving debt of $475.5 million as of June 30, 2019 approximates fair value because Legacy's current borrowing rate does not materially differ from market rates for similar bank borrowings. Legacy has classified the revolving debt as a Level 2 item within the fair value hierarchy. The carrying amount of the second lien term loan debt under Legacy’s Second Lien Term Loan Credit Agreement approximates fair value because Legacy’s current borrowing rate does not materially differ from market rates for similar borrowings. Legacy has classified the Second Lien Term Loans as a Level 2 item within the fair value hierarchy. As of June 30, 2019, the fair values of the 2020 Senior Notes, the 2021 Senior Notes and the 2023 Convertible Notes were $9.8 million, $5.9 million and $3.8 million, respectively. As these valuations are based on unadjusted quoted prices in an active market, the fair values are classified as Level 1 items within the fair value hierarchy.

(7) Derivative Financial Instruments

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

The following table sets forth a reconciliation of the changes in fair value of Legacy's commodity derivatives for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
	(In thousands)
Beginning fair value of commodity derivatives	$6,166	$7,409	$67,205	$6,318
Total gain (loss) - oil derivatives	7,971	(7,082)	(41,600)	(7,824)
Total gain (loss) - natural gas derivatives	(2,258)	(2,233)	(4,147)	(3,195)
Crude oil derivative cash settlements paid (received)	(900)	6,309	(7,945)	11,203
Natural gas derivative cash settlements paid (received)	(10,979)	(3,895)	(13,513)	(5,994)
Ending fair value of commodity derivatives	$—	$508	$—	$508

As of June 30, 2019, Legacy had no commodity derivatives.

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

Legacy does not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
	(In thousands)
Beginning fair value of interest rate swaps	$1,335	$2,983	$2,044	$2,117
Total gain on interest rate swaps	(39)	372	(119)	1,315
Cash settlements received	(1,296)	(271)	(1,925)	(348)
Ending fair value of interest rate swaps	$—	$3,084	$—	$3,084

(8) Asset Retirement Obligation

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

The following table reflects the changes in the ARO during the six months ended June 30, 2019 and year ended December 31, 2018:

	June 30, 2019	December 31, 2018
	(In thousands)
Asset retirement obligation - beginning of period	$252,734	$274,686
Liabilities incurred with properties acquired	—	226
Liabilities incurred with properties drilled	30	65
Liabilities settled during the period	(1,828)	(2,258)
Liabilities associated with properties sold	(243)	(27,673)
Current period accretion	6,442	12,568
Current period revisions to previous estimates	—	(4,880)
Asset retirement obligation - end of period	$257,135	$252,734

(9) Stockholders' Deficit / Partners' Deficit

Preferred Units

On September 20, 2018, in connection with the Corporate Reorganization, all of Legacy LP's 8% Series A Fixed-to-Floating Cumulative Redeemable Perpetual Preferred Units and 8.000% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units outstanding were converted into shares of common stock.

Incentive Distribution Units

On September 20, 2018, all of Legacy LP's Incentive Distribution Units outstanding were canceled in connection with the Corporate Reorganization.

Loss per share / unit

The following table sets forth the computation of basic and diluted income per share / unit:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Net Income (loss)	(62,770)	$(50,709)	$(141,148)	$13,673
Net income attributable to unitholders	(62,770)	(50,709)	(141,148)	13,673
Weighted average number of shares / units outstanding - basic	114,811	104,369	113,028	104,183
Effect of dilutive securities:
Restricted shares	—	—	—	894
Weighted average number of shares / units outstanding - diluted	114,811	104,369	113,028	105,077
Basic and Diluted (loss) income per share / units	$(0.55)	$(0.49)	$(1.25)	$0.13

For the six months ended June 30, 2019, 7,694,651 restricted stock units were excluded from the calculation of diluted loss per share due to their anti-dilutive effect. For the three and six months ended June 30, 2018, 135,430 restricted units and 1,424,114 phantom units were excluded from the calculation of diluted loss per share due to their anti-dilutive effect.

As of June 30, 2019, 17,921,170 shares related to 2023 Convertible Notes were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

(10) Stock-Based Compensation

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

As of June 30, 2018, grants of awards net of forfeitures and, in the case of phantom units, historical exercises covering 3,459,197 units had been made, comprised of 266,014 unit option awards, 988,207 restricted unit awards, 1,424,114 phantom unit awards and 780,862 unit awards.

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

For the six-months ended June 30, 2018, Legacy recorded $1.5 million of compensation expense due to the change in liability from December 31, 2017 and 2016, respectively, based on its use of the Black-Scholes model to estimate the June 30, 2018 fair value of these UARs.

Legacy LP did not issue UARs to employees during the year ended December 31, 2018 or the six-month period ended June 30, 2019. All outstanding UARs vested on September 20, 2018 in connection with the Corporate Reorganization and were subsequently exercised or forfeited.

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

Compensation expense related to the phantom units was $23.2 million for the six months ended June 30, 2018. All phantom units vested on September 20, 2018 in connection with the Corporate Reorganization.

Restricted Units

Legacy LP previously issued restricted units to certain employees and members of management. All restricted units vested on September 20, 2018 in connection with the Corporate Reorganization.

Compensation expense related to restricted units was $0.4 million for the six months ended June 30, 2018.

Board Units

On May 15, 2018, Legacy granted and issued 6,010 units to four non-employee directors who serve on the Board of Directors of Legacy and 12,450 units to two non-employee directors of Legacy LP who, after the corporate reorganization, do not serve on the Board of Directors of Legacy Inc. The value of each unit was $8.69 at the time of issuance.

Legacy Reserves Inc. 2018 Omnibus Incentive Plan

On September 19, 2018, the Legacy Inc. 2018 Omnibus Incentive Plan (the "Legacy Inc. LTIP") was approved by the former unitholders of Legacy LP in connection with the Corporate Reorganization for it and its affiliates' employees, consultants and directors. The Legacy Inc. LTIP provides for up to 10,500,000 shares (the "Share Reserve") to be used for awards, and that the Share Reserve will increase proportionately by 10% of all shares of common stock issued by Legacy Inc. after the effective date of the Legacy Inc. LTIP and before the first anniversary of the effective date. The awards under the Legacy Inc. LTIP may include stock grants, restricted stock, restricted stock units ("RSUs") and stock options. As of June 30, 2019, grants of awards net of forfeitures covering 7,727,221 shares had been made, compromised of 7,694,651 restricted stock units and 32,570 stock awards.

Restricted Stock Units

During the six months ended June 30, 2019, Legacy issued an aggregate 516,594 RSUs to executive and non-executive employees. The RSUs vest over a three-year period. Non-cash compensation expense related to the RSUs was $8.3 million for the six months ended June 30, 2019. RSUs are accounted for under the equity method.

The following table summarizes the status of RSU activity since January 1, 2019:

	Number of Restricted Stock Units	Grant Date Fair Value
Outstanding at January 1, 2019	7,302,809	$4.88
Granted	516,594	$1.32
Cancelled/Forfeited	(124,752)	$4.23
Outstanding at June 30, 2019	7,694,651	$4.65

As of June 30, 2019, there was a total of $23.3 million of unrecognized compensation expense related to the unvested portion of these RSUs. At June 30, 2019, this cost was expected to be recognized over a weighted-average period of 2.73 years. Pursuant to the provisions of ASC 718, Legacy’s issued shares, as reflected in the accompanying consolidated balance sheet at June 30, 2019, do not include 7,694,651 shares related to unvested RSUs.

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

(11) Income Taxes

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

For the six months ended June 30, 2019 and 2018 we recorded income/(loss) before income taxes of $(141,148) and $14,290 respectively. All of Legacy's income is sourced within the United States. The effective combined U.S. federal and state income tax rates were 0.00% and 4.30% for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, the Legacy Inc. has recorded a full valuation allowance against its deferred tax position. A valuation allowance has been recorded as management does not believe that it is more-likely-than-not that its deferred tax assets will be realized.

(12) Leases

As previously described in Note 1 – Summary of Significant Accounting Policies, we lease certain office space, office equipment, production field offices, compressors, drilling rigs, vehicles and other production equipment under cancellable and non-cancelable leases to support our operations.

The components of our total lease cost were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
	(In thousands)
Operating lease cost	$800	$1,636
Finance lease cost:
Amortization of right-of-use assets	57	61
Interest on lease liabilities	48	52
Total finance lease costs	105	113
Short-term lease cost	$3,210	$6,885
Total	$4,115	$8,634

Supplemental cash flow information related to our leases is included in the table below:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
	(In thousands)
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$4,010	$8,521
Operating cash flows from finance leases	105	113
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11	$9,044
Finance leases	910	2,011

Supplemental balance sheet information related to our leases is included in the table below:

Six Months Ended
June 30,
2019
(In thousands)
Operating Leases
Operating lease right-of-use assets	$3,360
Other current liabilities	(1,131)
Other long-term liabilities	(2,477)
Total operating lease liabilities	$(3,608)
Finance Leases
Other property and equipment	1,005
Accumulated depreciation and amortization	(83)
Other property and equipment, net	$922
Other current liabilities	(875)
Other long-term liabilities	(69)
Total finance lease liabilities	$(944)

Our weighted average remaining lease term and weighted average discount rate by lease classification were as follows:

Six Months Ended
June 30,
2019
Weighted Average Remaining Lease Term (Years)
Operating leases	1.73
Finance leases	2.59
Weighted Average Discount Rate
Operating leases	24.41%
Finance leases	24.41%

Our lease liabilities with enforceable contract terms that are greater than one year mature as follows:

	Operating Leases	Finance Leases
	(in thousands)
Year 1	$2,867	$519
Year 2	1,123	480
Year 3	291	245
Year 4	199	42
Year 5	67	—
Thereafter	—	—
Total lease payments	$4,547	$1,286
Less imputed interest	(939)	(342)
Total	$3,608	$944

(13) Guarantors

Legacy LP's 2020 Senior Notes were issued in a private offering on December 4, 2012 and were subsequently registered through a public exchange offer that closed on January 8, 2014. Legacy LP's 2021 Senior Notes were issued in two separate private offerings on May 28, 2013 and May 8, 2014. $250 million aggregate principal amount of our 2021 Senior Notes were subsequently registered through a public exchange offer that closed on March 18, 2014. The remaining $300 million of aggregate principal amount of Legacy's 2021 Senior Notes were subsequently registered through a public exchange offer that closed on February 10, 2015. Legacy LP's 2023 Convertible Notes were issued in exchange for portions of the 2020 Senior Notes and 2021 Senior Notes on September 20, 2018. The 2020 Senior Notes, the 2021 Senior Notes and the 2023 Convertible Notes are guaranteed by Legacy LP's 100% owned subsidiaries Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP, Legacy Reserves Services LLC, Legacy Reserves Energy Services LLC, Legacy Reserves Marketing LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC, which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation, and certain other future subsidiaries (the “Guarantors”, together with any future 100% owned subsidiaries that guarantee the Partnership's 2020 Senior Notes, 2021 Senior Notes and the 2023 Convertible Notes, the “Subsidiaries”) as well as Legacy Inc. and the General Partner, as parent guarantors (the "Parent Guarantors"). The Subsidiaries are 100% owned, directly or indirectly, by the Partnership and the guarantees by the Subsidiaries are full and unconditional, except for customary release provisions described in “—Footnote 3—Debt.” Legacy LP is 100% owned, directly or indirectly, by the Parent Guarantors and the guarantees by the Parent Guarantors are full and unconditional, except for customary release provisions described in “—Footnote 3—Debt.” Legacy LP has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. The guarantees constitute joint and several obligations of the Guarantors and Parent Guarantors.

(14) Subsequent Events

None.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This document contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•the Chapter 11 proceedings (as defined below), including our ability to obtain confirmation of a plan under Chapter 11 of the Bankruptcy Code (as defined below) or an alternative restructuring transaction;

•our ability to obtain the approval of the Bankruptcy Court (as defined below) with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 proceedings, including maintaining strategic control as debtor-in-posssession;

•the effects of the Chapter 11 proceedings on the Company and on the interests of the various constituents, including holders of our common stock and indebtedness

•the length of time that the Company will operate under Chapter 11 protection and the continued availability of capital during the pendency of the proceedings;

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

The forward-looking statements contained in this document are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this document are not guarantees of future performance, and our expectations may not be realized or the forward-looking events and circumstances may not occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in Part 1, Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2018 and in Part 2, Item 1A. Risk Factors in this quarterly report on Form 10-Q. The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

Overview

Because of our historical growth through acquisitions and development of properties as well as large fluctuations in commodity prices, historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results.

Chapter 11 Proceedings

On June 18, 2019 (the “Petition Date”), the Company and certain of its direct and indirect subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are being administered jointly under the caption In re Legacy Reserves Inc. et al. (the “Chapter 11 cases” or “Chapter 11 proceedings”).

The Debtors are operating their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has granted certain relief requested by the Debtors enabling the Company to conduct its business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorization to pay employee wages and benefits, to pay certain taxes and governmental fees and charges, to continue to operate our cash management system in the ordinary course, to secure debtor-in-possession financing, to remit funds we hold from time to time for the benefit of third parties (such as royalty owners), and to pay the prepetition claims of certain of our vendors that hold liens under applicable non-bankruptcy law. For goods and services provided following the Petition Date, the Company intends to pay vendors in full under normal terms in the ordinary course of business. In connection with the Chapter 11 cases, Legacy LP entered into a senior secured superpriority debtor-in-possession credit agreement, dated as of June 21, 2019, among itself as debtor, debtor-in-possession and borrower, the other loan parties party thereto, as debtors, debtors-in-possession and guarantors, Wells Fargo Bank, National Association, as administrative agent and collateral, and the other lenders party thereto (the “DIP Credit Agreement”).

Restructuring Support Agreement

On June 10, 2019, the Debtors entered into a restructuring support and lock-up agreement (the “Restructuring Support Agreement”) with (i) the lenders (the “Supporting Term Lenders”) under the Term Loan Credit Agreement dated as of October 25, 2016 among Legacy LP, as borrower, the guarantors party thereto, Cortland Capital Market Services LLC, as administrative agent, and the lenders party thereto (as amended, the “Term Loan Credit Agreement”) and (ii) certain lenders (the “Supporting RBL Lenders” and, together with the Supporting Term Lenders, the “Supporting Lenders”) under the Third Amended and Restated Credit Agreement dated as of April 1, 2014 among Legacy LP, as borrower, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (as amended, the “Credit Agreement”).

Subsequent to entering into the Restructuring Support Agreement, on June 13, 2019, the Company entered into the First Amended and Restated Restructuring Support and Lock-Up Agreement (together with all exhibits and schedules thereto, including the term sheet attached as Exhibit A thereto, the “Amended Restructuring Support Agreement”) with (i) the Supporting Term Lenders, (ii) the Supporting RBL Lenders and (iii) certain (a) holders of 6.625% Senior Notes due 2021 (the “2021 Note Holders”) issued under the indenture dated as of May 28, 2013, by and among Legacy LP, Legacy Reserves Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association (as successor to Wells Fargo Bank, National Association), as indenture trustee (as supplemented, the “2021 Notes Indenture”), (b) holders of 8% Senior Notes due 2020 (the “2020 Note Holders”) issued under the indenture dated as of December 4, 2012, by and among Legacy LP, Legacy Reserves Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association (as successor to Wells Fargo Bank, National Association), as indenture trustee (as supplemented, the “2020 Notes Indenture”) and (c) holders of 8% Convertible Senior Notes due 2023 (together with the 2021 Note Holders and the 2020 Note Holders, the “Supporting Noteholders,” and the Supporting Lenders and the Supporting Noteholders, collectively, the “Supporting Creditors”) issued under the indenture dated as of September 20, 2018, by and among Legacy LP, Legacy Reserves Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as indenture trustee and conversion agent (as supplemented, the “2023 Notes Indenture”).

The Amended Restructuring Support Agreement contemplates, among other things, that the Company will: (i) file the Chapter 11 proceedings to effect a restructuring transaction through a pre-negotiated Chapter 11 plan of reorganization (the “Plan”) to be filed with the Bankruptcy Court; (ii) enter into the DIP Credit Agreement; (iii) consummate certain equity investments through a rights offering and committed equity backstops; and (iv) enter into a new senior-secured revolving asset-based lending credit facility in a maximum amount of $500.0 million (the “Exit Facility”) funded by certain of the lenders under the Credit Agreement.

The Amended Restructuring Support Agreement contains certain covenants on the part of each of the Company and the Supporting Creditors, including that the Supporting Creditors vote in favor of the Plan and otherwise use good faith efforts to negotiate, execute and implement the restructuring transactions contemplated by the Amended Restructuring Support Agreement and the Plan. Additionally, the Amended Restructuring Support Agreement provides for certain conditions to the obligations of the parties and for termination upon the occurrence of certain events, including without limitation, the failure to achieve certain milestones and certain breaches and/or other actions by the parties under the Amended Restructuring Support Agreement.

Proposed Plan of Reorganization

In order to successfully emerge from Chapter 11, the Debtors will need to obtain confirmation from the Bankruptcy Court of a Plan that satisfies the requirements of the Bankruptcy Code. The Amended Restructuring Support Agreement contemplates that a Plan supported by the Supporting Creditors (the “Supporting Creditors Plan”) will be filed with the Bankruptcy Court, provided, however, if the Supporting Noteholders terminate the Amended Restructuring Support Agreement in accordance with the terms of the Amended Restructuring Support Agreement (a “Noteholder Termination”), a Plan, supported by only the Supporting Lenders (the “Supporting Lenders Plan”) will be filed with the Bankruptcy Court.

On August 2, 2019, the Debtors filed the Supporting Creditors Plan, which is subject to approval by the Bankruptcy Court. The Supporting Creditors Plan provides for the following, among other things:

•all holders of claims arising under the DIP Facility (as defined below) will receive, in full satisfaction of their respective claims: (i) if the Exit Facility is consummated, (a) on account of claims under the New Money Facility (as defined below), payment in full in cash, (b) on account of claims under the Refinancing Facility (as defined below), distribution of cash and commitments under the Exit Facility; or (ii) if the Exit Facility is not consummated, payment in full in cash;

•all holders of claims arising under the Credit Agreement will receive, in full satisfaction of their respective claims, (i) if the Exit Facility is consummated, distribution of their pro rata share of commitments under the Exit Facility in exchange for the claims arising under the Credit Agreement or (ii) if the Exit Facility is not consummated, payment in full in cash;

•all holders of claims arising under the Term Loan Credit Agreement will receive their pro rata share of approximately 51.40%, subject to increase, of the new common stock (the “New Common Stock”) to be issued by Legacy, as reorganized pursuant to and under the Plan (“Reorganized Legacy”);

•holders of claims arising under the 2020 Notes Indenture, the 2021 Notes Indenture and the 2023 Notes Indenture (the “Noteholders”) will receive their respective pro rata share of (i) 2.50% of the New Common Stock, subject to decrease,(ii) subscription rights to participate in a $66.50 million rights offering (the “Supporting Creditor Plan Rights Offering”), which can be exercised to the extent that such Noteholders are “accredited investors” as defined under Regulation D promulgated under the Securities Act of 1933, as amended (“Securities Act”), and (iii) a share premium of 1.50% of the New Common Stock, available to accredited investors that participate in the Supporting Creditor Plan Rights Offering and non-accredited investors;

•all existing equity interests in the Company will receive no recovery under the Plan and will be extinguished;

•a $189.8 million committed equity investment by the Supporting Term Lenders;

•at the option of the Supporting Term Lenders, an offering of up to $125.0 million of New Common Stock to third parties, the Supporting Term Lenders or the Noteholders; and

•the establishment of a customary management incentive plan at Reorganized Legacy under which 10% of the New Common Stock will be reserved for grants made from time to time to employees of Reorganized Legacy.

If a Noteholder Termination occurs, the Supporting Lenders Plan would provide for the following, among other things:

•all holders of claims arising under the DIP Facility will receive, in full satisfaction of their respective claims: (i) if the Exit Facility is consummated, (a) on account of claims under the New Money Facility, payment in full in cash, (b) on account of claims under the Refinancing Facility, distribution of cash and commitments under the Exit Facility; or (ii) if the Exit Facility is not consummated, payment in full in cash;

•all holders of claims arising under the Prepetition RBL Credit Agreement will receive, in full satisfaction of their respective claims, (i) if the Exit Facility is consummated, distribution of their pro rata share of commitments under the Exit Facility in exchange for the claims arising under the Prepetition RBL Credit Agreement or (ii) if the Exit Facility is not consummated, payment in full in cash;

•all holders of claims arising under the Prepetition Term Loan Credit Agreement will receive their pro rata share of 98.00% of the New Common Stock, subject to dilution by the Supporting Lenders Plan Rights Offering and committed equity investment;

•the Noteholders will receive their respective pro rata share of (i) 2.00% of the New Common Stock, and (ii) subscription rights to participate in a $100.0 million rights offering (the “Supporting Lenders Plan Rights Offering” and, together with the Supporting Creditors Plan Rights Offering, the “Rights Offering”) to the extent that such Noteholders are “accredited investors” as defined under Regulation D promulgated under the Securities Act;

•all existing equity interests in the Company will receive no recovery under the Plan and will be extinguished;

•a $200.0 million committed equity investment by the Supporting Term Lenders; and

•the establishment of a customary management incentive plan at Reorganized Legacy under which 10% of the New Common Stock will be reserved for grants made from time to time to management employees of Reorganized Legacy.

Risks Associated with Chapter 11 Proceedings

For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to the risks and uncertainties associated with the reorganization process under the Bankruptcy Code as described in Part 2, Item 1A. Risk Factors in this quarterly report on Form 10-Q. Due to these risks and uncertainties, the description of our operations, properties and capital plans included in this quarterly report on Form 10-Q may not accurately reflect our operations, properties and capital plans following the conclusion of the Chapter 11 proceedings.

Ability to Continue as a Going Concern

The Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Condensed Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of the Chapter 11 proceedings. We have significant indebtedness and our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. Our financial condition including operating results, the defaults under our debt agreements and the risks and uncertainties associated with the Chapter 11 proceedings raise doubt as to the Company’s ability to continue as a going concern.

Trends Affecting Our Business and Operations

Irrespective of our balance sheet constraints, sustained periods of low prices for oil or natural gas have and could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

Outlook. The oil and natural gas industry is in a challenging environment, especially over the past five years, as evidenced by volatility in the crude oil prices that ranged from over $100 per barrel in early 2014 to less than $30 per barrel in early 2016. While prices have recovered off the lows experienced in 2016 they experienced a sharp decline at the end of 2018 from levels seen in 2017 and, despite a recovery in 2019, are still well below levels seen in 2014. Sustained development activity in the Permian Basin has created certain basin-wide operational challenges. Crude oil and associated natural gas production growth has strained existing takeaway capacity and caused widening basis differentials in the Permian Basin relative to benchmark crude oil and natural gas prices, which affect the prices we realize for our crude oil and natural gas production. The narrowing of these basis differentials is largely dependent on the construction of new takeaway capacity and other factors beyond our control. While we believe that a significant number of these projects will be completed in 2019, there is no guarantee that these projects will be completed on time or at all. We do not have the ability to control the supply of drilling and completion services and if the availability of such services becomes tighter or the price of such increases, there could be a material adverse impact on our financial condition. Also, production from our horizontal development within the Permian Basin has, from time to time, been temporarily shut-in or constrained due to proximate development operations. We cannot control or accurately forecast the timing, duration or other operational impositions associated with such well interference but the impacts could have a material adverse effect on our financial condition. Further, the expected economic results of our drilling program may not materialize. Two of our recent Lea Unit Wolfcamp wells produced worse-than-expected results. While no other wells in the area were budgeted in the second half of 2019, management is working to better understand the localized geology and geophysics before proceeding with additional Wolfcamp wells in the area.

Considering the Chapter 11 proceedings and the current environment for the oil and natural gas industry, our goals in 2019 are to:

•expeditiously emerge from the Chapter 11 proceedings;

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
	(In thousands, except per unit data)
Revenues:
Oil sales	$88,375	$99,799	$166,136	$193,210
Natural gas liquids (NGL) sales	3,994	5,735	8,509	13,131
Natural gas sales	25,410	33,747	61,631	70,419
Total revenue	$117,779	$139,281	$236,276	$276,760
Expenses:
Oil and natural gas production, excluding ad valorem taxes	$43,072	$46,882	$88,036	$92,467
Ad valorem taxes	3,007	2,549	5,520	4,931
Total oil and natural gas production	$46,079	$49,431	$93,556	$97,398
Production and other taxes	$6,381	$7,658	$12,530	$14,984
General and administrative, excluding transaction costs and LTIP	$15,706	$8,003	$25,411	$17,505
Transaction costs	17,942	1,607	20,611	3,389
LTIP expense	4,125	12,886	8,281	25,692
Total general and administrative	$37,773	$22,496	$54,303	$46,586
Depletion, depreciation, amortization and accretion	$41,868	$38,139	$84,417	$74,686
Commodity derivative cash settlements:
Oil derivative cash settlements (paid) received	$900	$(6,309)	$7,945	$(11,203)
Natural gas derivative cash settlements received	$10,979	$3,895	$13,513	$5,994
Production:
Oil (MBbls)	1,589	1,629	3,202	3,176
Natural gas liquids (MGal)	7,830	11,332	17,850	20,576
Natural gas (MMcf)	13,906	14,555	27,844	28,835
Total (MBoe)	4,093	4,325	8,268	8,472
Average daily production (Boe/d)	44,979	47,527	45,678	46,807
Average sales price per unit (excluding derivative cash settlements):
Oil price (per Bbl)	$55.62	$61.26	$51.89	$60.83
Natural gas liquids price (per Gal)	$0.51	$0.51	$0.48	$0.64
Natural gas price (per Mcf)	$1.83	$2.32	$2.21	$2.44
Combined (per Boe)	$28.77	$32.21	$28.58	$32.67
Average sales price per unit (including derivative cash settlements):
Oil price (per Bbl)	$56.18	$57.39	$54.37	$57.31
Natural gas liquids price (per Gal)	$0.51	$0.51	$0.48	$0.64
Natural gas price (per Mcf)	$2.62	$2.59	$2.70	$2.65
Combined (per Boe)	$31.68	$31.65	$31.17	$32.05
Average WTI oil spot price (per Bbl)	$59.88	$68.07	$57.39	$65.55
Average Henry Hub natural gas spot price (per MMbtu)	$2.57	$2.85	$2.74	$2.96
Average unit costs per Boe:
Oil and natural gas production, excluding ad valorem taxes	$10.52	$10.84	$10.65	$10.91
Ad valorem taxes	$0.73	$0.59	$0.67	$0.58
Production and other taxes	$1.56	$1.77	$1.52	$1.77
General and administrative excluding transaction costs and LTIP	$3.84	$1.85	$3.07	$2.07
Total general and administrative	$9.23	$5.20	$6.57	$5.50
Depletion, depreciation, amortization and accretion	$10.23	$8.82	$10.21	$8.82

Results of Operations

Three-Month Period Ended June 30, 2019 Compared to Three-Month Period Ended June 30, 2018

Our revenues from the sale of oil were $88.4 million and $99.8 million for the three-month periods ended June 30, 2019 and 2018, respectively. Our revenues from the sale of NGLs were $4.0 million and $5.7 million for the three-month periods ended June 30, 2019 and 2018, respectively. Our revenues from the sale of natural gas were $25.4 million and $33.7 million for the three-month periods ended June 30, 2019 and 2018, respectively. The $11.4 million decrease in oil revenues reflects a decrease in the average realized price of $5.64 per Bbl (9.21%) due to a decrease in the average West Texas Intermediate (“WTI”) crude oil price of $8.19 per Bbl partially offset by improved regional differentials. Additionally, oil production decreased 40 MBbls (2.46%) due natural production declines, reduced horizontal drilling activity and individually immaterial asset divestitures in 2018. The $1.7 million decrease in NGL sales was caused by a production decrease of 3,502 Mgals (30.90%) primarily related to a reduction in ethane recoveries associated with our Piceance Basin properties. The $8.3 million decline in natural gas revenues is a reflection of decreased natural gas production of approximately 649 MMcf (4.46%) due to both a reduction in our horizontal drilling activity as well as third-party plant and gathering interruptions resulting in production shut-ins and individually immaterial asset divestitures. Additionally, our realized natural gas price declined $0.49 per Mcf (21.12%) due to a decrease in the average Henry Hub natural gas price of $0.16 as well as widening regional differentials.
For the three-month period ended June 30, 2019, we recorded $5.7 million of net gains on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net gains recognized during the three-month period ended June 30, 2019 are primarily due to the termination of our derivative contracts during the period resulting in the acceleration of the in-the-money derivatives. For the three-month period ended June 30, 2018, we recorded $9.3 million of net losses on oil and natural gas derivatives. Settlements of such contracts resulted in net cash receipts (payments) of $11.9 million and $(2.4) million during the three months ended June 30, 2019 and 2018, respectively.

Our oil and natural gas production expenses, excluding ad valorem taxes, decreased to $43.1 million ($10.51 per Boe) for the three-month period ended June 30, 2019 from $46.9 million ($10.83 per Boe) for the three-month period ended June 30, 2018. This decrease can be attributed to general cost containment activities. Our ad valorem tax expense increased to $3.0 million for the three-month period ended June 30, 2019 compared to $2.5 million or the three-month period ended June 30, 2018 due primarily to increased ad valorem charges on our Piceance Basin properties.

Our production and other taxes were $6.4 million and $7.7 million for the three-month periods ended June 30, 2019 and 2018, respectively. Production and other taxes decreased due to a combination of the decrease in our weighted average product price and production volumes.

Our general and administrative expenses were $37.8 million and $22.5 million for the three-month periods ended June 30, 2019 and 2018, respectively. General and administrative expenses increased due to increased transaction costs related to our reorganization activities partially offset by decreased LTIP expenses.

We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $41.9 million and $38.1 million for the three-month periods ended June 30, 2019 and 2018, respectively. DD&A increased $3.7 million due primarily to increased net cost basis related to our horizontal Permian drilling activity.

In the three-month period ended June 30, 2019, we recognized impairment expense of $1.4 million on five separate producing fields primary related to increases in production expenditures as well as declining commodity prices. In the three-month period ended June 30, 2018, we recognized $35.4 million of impairment on seven separate producing fields primarily related to the decline in natural gas future price changes from December 31, 2017 to June 30, 2018.

We recorded gains on disposal of assets of $2.0 million and $1.1 million for the three-month periods ended June 30, 2019 and 2018, respectively. These gains in 2019 were primarily related to the disposition of marginal oil and natural gas assets partially offset by costs associated with disposal.

We recorded interest expense of $52.9 million and $28.6 million for the three-month periods ended June 30, 2019 and 2018, respectively. Interest expense increased period over period due to increased interest rates and $16.4 million of accelerated amortization related to our Term Loan Credit Agreement acceleration of indebtedness to May 31, 2019.

As of the three months ended June 30, 2019, we have a full valuation allowance against our deferred tax position and thus no Federal income tax expense was recognized. A valuation allowance has been recorded as management does not believe it is more-likely-than-not that our deferred tax assets will be realized.

As a result of the items described above, Legacy recorded net losses of $62.8 million and $50.7 million for the three-month periods ended June 30, 2019 and 2018, respectively.

Six-Month Period Ended June 30, 2019 Compared to Six-Month Period Ended June 30, 2018

Our revenues from the sale of oil were $166.1 million and $193.2 million for the six-month periods ended June 30, 2019 and 2018, respectively. Our revenues from the sale of NGLs were $8.5 million and $13.1 million for the six-month periods ended June 30, 2019 and 2018, respectively. Our revenues from the sale of natural gas were $61.6 million and $70.4 million for the six-month periods ended June 30, 2019 and 2018, respectively. The $27.1 million decrease in oil revenues reflects the decrease in average realized price of $8.94 per Bbl (14.7%) due to a decrease in average WTI crude oil prices of $8.16 per Bbl as well as widening regional differentials partially offset by an increase in oil production of 26 MBbls (1%) The $4.6 million decrease in NGL sales reflects a decline in production of (13.2%) due primarily to decreased ethane recoveries in our Piceance Basin properties. Additionally our realized NGL price decreased approximately $0.16 per Gal (25%) due to lower commodity prices. The $8.8 million decrease in natural gas revenues reflects lower realized natural gas prices and a decrease in natural gas production. Average realized natural gas prices decreased by $0.23 per Mcf (9%) during the six months ended June 30, 2019 compared to the same period in 2018 due to the decrease in average NYMEX Henry Hub natural gas prices of $0.22 per Mcf. Our natural gas production decreased by approximately 991 MMcf (3%) due to natural production declines as well as third-party plant and gathering interruptions resulting in production shut-ins.

For the six-month period ended June 30, 2019, we recorded $45.7 million of net losses on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net losses recognized during the six-month period ended June 30, 2019 are primarily driven by improved regional differentials which reduced the value of our differential swaps. For the six-month period ended June 30, 2018, we recorded $11.0 million of net losses on oil and natural gas derivatives. Settlements of such contracts resulted in cash (payments) receipts of $21.5 million and $(5.2) million during the six months ended June 30, 2019 and 2018, respectively.

Our oil and natural gas production expenses, excluding ad valorem taxes, decreased to $88.0 million for the six-month period ended June 30, 2019 from $92.5 million for the six-month period ended June 30, 2018. This decrease is primarily attributable to general cost containment measures. Our ad valorem tax expense increased to $5.5 million ($0.67 per Boe) for the six-month period ended June 30, 2019 compared to $4.9 million ($0.58 per Boe) for the six-month period ended June 30, 2018 due primarily to increased ad valorem charges on our Piceance assets.
Our production and other taxes were $12.5 million and $15.0 million for the six-month periods ended June 30, 2019 and 2018, respectively. Production and other taxes decreased due to the decrease in our weighted average product price and decreased production.

Our general and administrative expenses were $54.3 million and $46.6 million for the six-month periods ended June 30, 2019 and 2018, respectively. General and administrative expenses increased due to increased legal and consulting expenses related to our reorganization activities partially offset by reduced LTIP expenses.

We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $84.4 million and $74.7 million for the six-month periods ended June 30, 2019 and 2018, respectively. DD&A increased $9.7 million due primarily to increased net cost basis related to our horizontal Permian drilling activity.

Impairment expense was $8.8 million and $35.4 million for the six-month periods ended June 30, 2019 and 2018, respectively. In the six-month period ended June 30, 2019, we recognized $8.8 million of impairment expense on 11 separate producing fields primarily related to the decline in future pricing and increased operating expenses in certain fields. Impairment expense for the six-month period ended June 30, 2018 was $35.4 million recognized on 7 separate producing fields.

We recorded gains on disposal of assets of $1.0 million and $21.5 million for the six-month periods ended June 30, 2019 and 2018, respectively. The gains were primarily related to the disposition of marginal oil and natural gas assets.

We recorded interest expense of $90.1 million and $56.0 million for the six-month periods ended June 30, 2019 and 2018, respectively. Interest expense increased approximately $34.1 million primarily due to increased interest rates on borrowings and $21.9 million of accelerated amortization related to our Term Loan Credit Agreement acceleration of indebtedness to May 31, 2019.

We recorded gain on extinguishment of debt of $13.1 million due to debt conversions in the first quarter of 2019. We recognized $51.7 million in the six months ending June 30, 2018 on the difference between (1) the face amount of the 2021 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price.

As a result of the items described above, Legacy recorded a net income (loss) of $(141.1) million and $13.7 million for the six-month periods ended June 30, 2019 and 2018, respectively.

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
•Transaction and reorganization costs.

The following table presents a reconciliation of our consolidated net income to Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Net (loss) income	$(62,770)	$(50,709)	$(141,148)	$13,673
Plus:
Interest expense	$52,933	$28,589	90,052	55,957
Gain on extinguishment of debt	—	—	(13,105)	(51,693)
Income tax expense	—	130	—	617
Depletion, depreciation, amortization and accretion	41,868	38,139	84,417	74,686
Impairment of long-lived assets	1,434	35,381	8,832	35,381
Gain on disposal of assets	(2,045)	(1,145)	(1,011)	(21,540)
Equity in (income) loss of equity method investees	(4)	(3)	(4)	(20)
Share-based compensation expense	4,118	12,886	8,274	25,692
Minimum payments earned in excess of overriding royalty interest (a)	556	334	1,099	856
Net (gains) losses on commodity derivatives	(5,713)	9,315	45,747	11,019
Net cash settlements (paid) received on commodity derivatives	11,879	(2,414)	21,458	(5,209)
Transaction and reorganization costs	19,902	1,607	22,571	3,389
Adjusted EBITDA	$62,158	$72,110	$127,182	$142,808
____________________

a.A portion of minimum payments earned in excess of overriding royalties earned under a contractual agreement expiring December 31, 2019. The remaining amount of the minimum payments are recognized in net income.

For the three months ended June 30, 2019 and 2018, respectively, adjusted EBITDA decreased 13.80% to $62.2 million from $72.1 million primarily due to lower production combined with declining realized prices. These decreases were partially offset by reduced operating costs. For the six months ended June 30, 2019 and 2018, respectively, Adjusted EBITDA decreased 10.94% to $127.2 million from $142.8 million, primarily due to lower production combined with declining realized prices. These decreases were partially offset by reduced operating costs.

Capital Resources and Liquidity

Liquidity Before Filing Under Chapter 11 of the Bankruptcy Code

Legacy’s primary sources of capital and liquidity have historically been cash flow from operations, the issuance of the Senior Notes, the issuance of additional equity securities, our second lien term loans and bank borrowings, or a combination thereof. To date, Legacy’s primary use of capital has been for the acquisition and development of oil and natural gas properties, the repayment of bank borrowings and repurchases of Senior Notes.

The Company’s filing of the Chapter 11 proceedings resulted in the acceleration of the Debtors’ obligations under the Term Loan Credit Agreement and the indentures governing the Senior Notes (as defined below). Additionally, other events of default under the Company's debt agreements, including cross-defaults, are present, including violations of certain financial ratio covenants, the failure to make principal and interest payments on certain of the Company’s indebtedness, as well as the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s consolidated financial statements for the year ended December 31, 2018. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default.

Liquidity After Filing Under Chapter 11 of the Bankruptcy Code

The Debtors are operating their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined or stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. The Bankruptcy Court has granted certain relief requested by the Debtors enabling the Company to conduct its business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorization to pay employee wages and benefits, to pay certain taxes and governmental fees and charges, to continue to operate our cash management system in the ordinary course, to secure debtor-in-possession financing, to remit funds we hold from time to time for the benefit of third parties (such as royalty owners), and to pay the prepetition claims of certain of our vendors that hold liens under applicable non-bankruptcy law. For goods and services following the Petition Date, the Company intends to pay vendors in full under normal terms in the ordinary course of business. In connection with the Chapter 11 cases, Legacy LP entered into a senior secured superpriority debtor-in-possession credit agreement, dated as of June 21, 2019, among itself as debtor, debtor-in-possession and borrower, the other loan parties party thereto, as debtors, debtors-in-possession and guarantors, Wells Fargo Bank, National Association, as administrative agent and collateral, and the other lenders party thereto (the “DIP Credit Agreement”).

Despite the liquidity provided by the DIP Credit Agreement, our ability to maintain normal credit terms with our suppliers and vendors may become impaired. We may be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future.

In addition to the cash requirements to fund ongoing operations, we have incurred significant professionals fees and other costs in connection with the Chapter 11 proceedings and expect that we will continue to incur significant fees and costs throughout the Chapter 11 proceedings.

Although we have obtained financing under the DIP Credit Agreement, we cannot state with certainty that our liquidity will be sufficient to allow us to satisfy our obligations related to the Chapter 11 cases or that we will be able to confirm a Plan with the Bankruptcy Court that allows us to emerge from bankruptcy. In addition, we must comply with the covenants and conditions of our DIP Credit Agreement in order to continue to access borrowings thereunder. The DIP Credit Agreement is described below in “—Financing Activities—DIP Credit Agreement.”

Cash Flow from Operations

Our net cash provided by operating activities was $37.4 million and $115.0 million for the six-month periods ended June 30, 2019 and 2018, respectively. The 2019 period was impacted by decreased commodity prices and production volumes, increased interest expense and transaction costs.

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

Cash Flow from Investing Activities

We invested $81.2 million of capital for the six-month period ended June 30, 2019. We received $2.4 million of proceeds net of costs related to the divestiture of various oil and natural gas properties in individually immaterial transactions and post-close adjustments. We invested $118.3 million of capital for the six-month period ended June 30, 2018. We received $29.2 million of proceeds net of costs related to the divestiture of various oil and natural gas properties in individually immaterial transactions and post-close adjustments.

Our annual capital expenditure budget for 2019, which predominantly consists of drilling, recompletion and well stimulation projects, is set at $135 million, subject to any limitations contained in the agreements governing our indebtedness. Our remaining borrowing capacity under our DIP Credit Agreement (as defined below) is $100.0 million as of August 7, 2019. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, non-operated capital requirements and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner as well as other regulatory matters.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. We use derivatives to offset price volatility of oil and natural gas prices. For the six-month periods ended June 30, 2019 and 2018, we received (paid) settlements of $21.5 million and $(5.2) million, respectively, related to our commodity derivatives. As of June 30, 2019 we had no active derivative contracts.

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

The following tables summarize, for the periods indicated, our oil and natural gas derivatives entered into on July 25, 2019 and in place as of August 7, 2019, covering the period from August 1, 2019 through December 31, 2019. We use derivatives swaps, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are mostly settled based upon the monthly average closing price of the front-month NYMEX WTI oil, the price on the last trading day of front-month NYMEX Henry Hub natural gas.

Oil Swaps:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
August - December 2019	1,836,000	$57.68	$56.25 - $58.19

We have entered into regional crude oil differential swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) crude oil price less a fixed-price differential. As noted above, we receive a discount to the NYMEX WTI crude oil price at the point of sale. Due to refinery downtime and limited takeaway capacity that has impacted the Permian Basin, the difference between the WTI-ARGUS (Midland) price, which is the price we receive on almost all of our Permian crude oil production, and the WTI-ARGUS (Cushing) price reached historic highs in late 2012 and early 2013 and again in late 2014. We entered into these differential swaps to negate a portion of this volatility. The following table summarizes the oil differential contracts currently in place as of August 7, 2019, covering the period from August 1, 2019 through December 31, 2019:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
August - December 2019	1,530,000	$(0.33)	$ (0.35) - $(0.3)

Natural Gas Swaps:

On July 25, 2019 we entered into regional natural gas differential swap contracts in which we have swapped the floating CIG natural gas price for a floating NYMEX Henry Hub price less a fixed differential. The following table summarizes these type of enhanced swap in place as of August 7, 2019, covering the period from August 1, 2019 through December 31, 2019:

Time Period	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
August - December 2019	6,120,000	$0.47	$0.473 - $0.475

On July 25, 2019 we also entered into regional natural gas differential swap contracts in which we have swapped the floating WAHA natural gas price for a floating NYMEX Henry Hub price less a fixed differential. The following table summarizes these type of enhanced swap in place as of August 7, 2019, covering the period from August 1, 2019 through December 31, 2019:

Time Period	Volumes (MMBtu)	Average Price per MMBtu	Price per MMBtu
August - December 2019	4,284,000	$0.85	$0.85

Financing Activities

Our net cash provided by financing activities was $25.6 million for the six months ended June 30, 2019, compared to cash used by financing activities of $15.9 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, total net borrowings under our revolving credit facility were $22.0 million compared to $9.0 million in 2018. Our net borrowings for the six months ended June 30, 2018 on our Second Lien were $133.6 million and $1.2 million in 2019.

The Company’s filing of the Chapter 11 proceedings resulted in the acceleration of the Debtors’ obligations under the Term Loan Credit Agreement and the indentures governing the Senior Notes (as defined below). Additionally, other events of default under the Company's debt agreements, including cross-defaults, are present, including violations of certain financial ratio covenants, the failure to make principal and interest payments on certain of the Company’s indebtedness, as well as the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s consolidated financial statements for the year ended December 31, 2018. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default.

DIP Credit Agreement

In connection with the Chapter 11 cases, Legacy LP entered into the DIP Credit Agreement, which provides for, among other things, the following:

•a senior secured priming superpriority debtor-in-possession revolving loan credit facility in an aggregate principal amount of up to $350.0 million (the “DIP Facility”), consisting of (i) a new money revolving loan facility in an aggregate amount of up to $100.0 million (the “New Money Facility”), $35.0 million of which would be available on an interim basis and which will include a sub-facility of up to $1.0 million for the issuance of letters of credit, and (ii) a refinancing term loan in the amount of $250.0 million (the “Refinancing Facility”);

•borrowings under the (i) New Money Facility bear interest, at the option of the Company, at a rate per annum equal to the alternate base rate (the “ABR”) plus 4.25% or LIBOR plus 5.25% and (ii) the Refinancing Facility bear interest at a rate per annum equal to the ABR plus 3.50%;

•the Company is be required to pay an unused commitment fee equal to 1.00% per annum to the lenders under the New Money Facility in respect of the unused commitments thereunder;

•the maturity of the DIP Facility to be the earliest to occur of (i) eight months after the petition date, (ii) upon the Bankruptcy Court’s approval of a plan of reorganization and the Company’s exit from Chapter 11, (iii) upon the sale of substantially all of the equity or assets of the Company and (iv) the termination of the DIP Facility during the continuation of an event of default under the DIP Credit Agreement or otherwise pursuant to the terms of the DIP Credit Agreement or by order of the Bankruptcy Court;

•proceeds of the DIP Credit Agreement may be used for (i) transaction costs, fees and expenses, (ii) working capital and general corporate purposes in accordance with a budget approved by the lenders, (iii) bankruptcy-related costs and expenses (including restructuring fees and adequate protection payments) and (iv) in the case of the Refinancing Facility, to refinance amounts existing under the Company’s existing credit agreements;

•the obligations under the DIP Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company, subject to limited exceptions provided for in the DIP Motion;

•the DIP Credit Agreement provides for certain customary covenants applicable to the Company, including covenants requiring delivery of a rolling 13-week operating budget and cash flow forecast, together with a variance report setting forth material variances from the budget; and

The DIP Credit Agreement provides for certain customary events of default, including the failure to achieve certain milestones set forth in the DIP Credit Agreement.

As of August 7, 2019, the Company had no money drawn under the New Money Facility leaving $100 million of availability under the New Money Facility and $250 million drawn under the Refinancing Facility at a weighted-average interest rate of 10.38%, leaving no availability under the Refinancing Facility.

Our Revolving Credit Facility

On April 1, 2014, Legacy LP entered into Credit Agreement. On March 21, 2019, the maturity of the Credit Agreement was extended from April 1, 2019 to May 31, 2019. Our obligations under the Credit Agreement are secured by mortgages on over 95% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in our operating subsidiaries and Legacy's ownership interests in the General Partner. Concurrently with the Corporate Reorganization, the General Partner and Legacy Inc. provided guarantees of Legacy LP's obligations under the Credit Agreement. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit. The borrowing base was reduced to $570 million on May 22, 2019.

As of June 30, 2019, we had approximately $475.5 million drawn under the Credit Agreement at a weighted average interest rate of 9.63%. For the six-month period ended June 30, 2019, we paid in cash $21.9 million of interest expense on the Credit Agreement.

The Credit Agreement matured on May 31, 2019.

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

•the Intercreditor Agreement (as defined below) ceases to be in effect, except to the extent permitted by the terms thereof; and

•if an “Event of Default” occurs under the Term Loan Credit Agreement (as defined below).

We periodically enter into interest rate swap transactions to mitigate the volatility of interest rates. As of June 30, 2019, we had no interest rate swaps.

For further information related to our Credit Agreement, please refer to "—Footnote 3—Debt" in the Notes to Condensed Consolidated Financial Statements.

Second Lien Term Loan Credit Agreement

On October 25, 2016, Legacy entered into the Term Loan Credit Agreement. The term loans under the Term Loan Credit Agreement are issued with an upfront fee of 2.00% and bear interest at a rate of 12.00% per annum payable quarterly in cash or, prior to the 18 month anniversary of the Term Loan Credit Agreement, Legacy may elect to pay in kind up to 50% of the interest payable. Effective March 21, 2019, the Seventh Amendment (as defined below) to the Term Loan Credit Agreement provides an increase of 2.25% to the interest rate paid on all term loans. GSO Capital Partners L.P. (“GSO”) and certain funds and accounts managed, advised or sub-advised, by GSO are the initial lenders thereunder. The Term Loan Credit Agreement matures on August 31, 2021; provided that, if on July 1, 2020, Legacy has greater than or equal to a face amount of $15.0 million of Senior Notes that were outstanding on the date the Term Loan Credit Agreement was entered into or any other senior notes with a maturity date that is earlier than August 31, 2021, the Term Loan Credit Agreement will mature on August 1, 2020. The Second Lien Term Loans are secured on a second lien priority basis by the same collateral that secures the Legacy's Credit Agreement and are unconditionally guaranteed on a joint and several basis by the same wholly owned subsidiaries of Legacy that are guarantors under the Credit Agreement. In addition, upon consummation of the Corporate Reorganization, the General Partner and Legacy Inc. became guarantors.

As of August 7, 2019, we had approximately $339.8 million drawn under the Second Lien Term Loan Credit Agreement.

We used the initial $60.0 million of gross loan proceeds from our Term Loan Credit Agreement to repay outstanding indebtedness and pay associated transaction expenses. We used subsequent draws to fund the acceleration payment under our JDA and repurchase a portion of our 2021 Senior Notes. The Second Lien Term Loans under the Term Loan Credit Agreement will be issued with an upfront fee of 2.00% and bear interest at a rate of 12.00% per annum payable quarterly in cash. The Second Lien Term Loans may be used for general corporate purposes and for the repayment of outstanding indebtedness, in each case as may be approved by us and GSO. The Term Loan Credit Agreement contains customary prepayment provisions and make-whole premiums.

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

For further information related to our Term Loan Credit Agreement, please refer to "—Footnote 3—Debt" in the Notes to Condensed Consolidated Financial Statements.

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

For further information related to our 2020 Senior Notes please refer to "—Footnote 3—Debt" in the Notes to Condensed Consolidated Financial Statements.

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

During the six months ended June 30, 2019, $1.75 million of 2021 Senior Notes were exchanged for 593,367 shares of common stock. Legacy treated the exchange as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2021 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the fair value of the shares issued in the exchange based on the closing price on the date of exchange. As of June 30, 2019, there were $129.5 million of 2021 Senior Notes outstanding.

Interest is payable on June 1 and December 1 of each year.

For further information related to our 2021 Senior Notes, please refer to "—Footnote 3—Debt" in the Notes to Condensed Consolidated Financial Statements.

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

For further information related to our 2023 Convertible Notes, please refer to “—Footnote 3—Debt” in the Notes to Condensed Consolidated Financial Statements.

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

As of June 30, 2019, our critical accounting policies were consistent with those discussed in our Annual Report on Form 10-K for the period ended December 31, 2018.

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

As of June 30, 2019, we had no open commodity derivative positions. As of December 31, 2018, the fair market value of our commodity derivative positions was a net asset of $6.2 million based on NYMEX futures prices from January 2017 to December 2019 for both oil and natural gas. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from April 2019 through December 2019, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flow from Investing Activities.”

Interest Rate Risks

At June 30, 2019, we had debt outstanding under our Credit Agreement of $475.5 million, which incurred interest at floating rates in accordance with our revolving credit facility. The average annual interest rate incurred by us under our Credit Agreement for the six-month period ended June 30, 2019 was 10.38%. A 1% increase in LIBOR on our outstanding debt under our revolving credit facility as of June 30, 2019 would result in an estimated $4.8 million increase in annual interest expense assuming our current interest rate hedges remain in place and do not expire. Our Credit Agreement provides for the mandatory termination of our interest rate swaps three days prior to the maturity date of the Credit Agreement and as such we held no active derivative contracts as of June 30, 2019. It is never management's intention to hold or issue derivative instruments for speculative trading purposes. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in overhedged amounts.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

During the first quarter of 2019, we added internal control processes over financial reporting as a result of the adoption of the new lease standard (ASC 842). There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the factors set forth below in this quarterly report, you should carefully consider the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are subject to the risks and uncertainties associated with our Chapter 11 proceedings.

We have filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For the duration of the Chapter 11 cases, our business and operations will be subject to various risks, including but not limited to the following:

•our ability to develop, file and complete the Plan;

•our ability to obtain Bankruptcy Court, creditor and regulatory approval of the Plan in a timely manner;

•our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 cases and the outcomes of Bankruptcy Court rulings and of the Chapter 11 cases in general;

•risks associated with third party motions in the Chapter 11 cases, which may interfere with our business operations or our ability to propose and/or complete the Plan;

•increased costs related to the Chapter 11 cases and related litigation;

•a loss of, or a disruption in the goods or services received from, suppliers, contractors or service providers with whom we have commercial relationships;

•potential increased difficulty in retaining and motivating our key employees and senior management through the process of reorganization, and potential increased difficulty in attracting new employees; and

•significant time and effort required to be spent by our senior management in dealing with the bankruptcy and restructuring activities rather than focusing exclusively on business operations.

We are also subject to risks and uncertainties with respect to the actions and decisions of creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with our plans. These risks and uncertainties could affect our business and operations in various ways and may significantly increase the duration of the Chapter 11 Cases. Because of the risks and uncertainties associated with Chapter 11 cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the Chapter 11 cases may have on our corporate or capital structure.

The Amended Restructuring Support Agreement is subject to significant conditions and milestones that may be difficult for us to satisfy.

There are certain material conditions we must satisfy under the Amended Restructuring Support Agreement, including the timely satisfaction of milestones in the Chapter 11 proceedings, such as confirmation of the Plan and effectiveness of the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties many of which are beyond our control.

If the Amended Restructuring Support Agreement is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.

The Amended Restructuring Support Agreement contains a number of termination events, the occurrence of which gives certain parties to the Amended Restructuring Support Agreement the right to terminate the agreement. If the Amended Restructuring Support Agreement is terminated, each of the parties thereto will be released from their obligations in accordance with the terms of the Amended Restructuring Support Agreement. Such termination may result in the loss of support for the Plan by the parties to the Amended Restructuring Support Agreement, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new plan would be as favorable to holders of claims as the current Plan.

We may not be able to obtain confirmation of our Plan, sufficient debtor-in-possession financing may not be available, and our emergence from the Chapter 11 cases is not assured.

There can be no assurance that the Plan (or any other plan of reorganization) will be approved by the Bankruptcy Court, that we will receive the requisite votes to confirm the Plan, and we may have to defend against objections to confirmation of the Plan from the various parties in interest in the Chapter 11 cases. As such, we cannot predict the impact that any objection might have on the Bankruptcy Court’s decision whether to confirm the Plan. Any objection may cause us to devote significant resources to respond to and defend against such objection, which could have an adverse effect on our business, financial condition and results of operations. In addition, the DIP Credit Agreement may not be sufficient to meet our liquidity requirements or may be restricted or ultimately terminated by the lenders under the DIP Credit Agreement in accordance with the terms of the definitive documents governing such financing.

If the Plan is not confirmed by the Bankruptcy Court, or if cash flows and borrowings under the DIP Credit Agreement are not sufficient to meet our liquidity requirements, it is uncertain whether we would be able to reorganize our business. The amount of distributions that will be available to our creditors and other holders of claims against and interests in us and our businesses, including holders of secured claims, in connection with our reorganization and consummating a plan of reorganization is uncertain. We likely would incur significant costs in connection with developing and seeking approval of an alternative plan of reorganization, or additional financing, which may not be supported by certain of our stakeholders. If we were unable to develop a feasible alternative plan of reorganization, or if we were unable to maintain access to the DIP Credit Agreement as currently contemplated and were unable to obtain any additional financing that may be necessary to operate our businesses during the Chapter 11 cases, it is possible that we would have to liquidate a portion or all of our assets, in which case it is likely that holders of claims would receive substantially less favorable distributions than they would receive if we were to emerge as a viable, reorganized business.

Our historical financial information may not be indicative of our future financial performance.

During the pendency of the Chapter 11 cases, we expect our financial results may be volatile as asset impairments and dispositions, and certain other restructuring activities may significantly impact our consolidated financial statements. As a result, our historical financial performance may not be indicative of our financial performance after the Petition Date. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, as a result of revisions to our operating plans pursuant to a plan of reorganization. Moreover, if we emerge from Chapter 11, we may be required to adopt fresh-start accounting. If fresh-start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh-start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. If fresh-start accounting is required, our financial results after the application of fresh-start accounting may be materially different from historical trends.

Trading in our securities is highly speculative and poses substantial risks. We expect that the existing common stock of the Company will be extinguished.

The Plan, as outlined in the Amended Restructuring Support Agreement, provides that our outstanding Senior Notes and term loans under the Term Loan Credit Agreement will be converted into equity of the reorganized Company and that the existing common stock of the Company will be extinguished upon the Company’s emergence from Chapter 11. The Plan provides that all equity interests of existing equity holders will be extinguished. Even if the Plan is confirmed as currently outlined, the value of any securities that are currently issued and outstanding is highly speculative.

The pursuit of the Chapter 11 cases has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

While the Chapter 11 cases continue, our management will be required to spend a significant amount of time and effort focusing on the Chapter 11 cases. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 cases are protracted.

During the pendency of the Chapter 11 cases, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability execute the objectives of our business, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in our Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

We may be subject to claims that will not be discharged in our Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.  Exhibits.

The following documents are filed as a part of this Quarterly Report on Form 10-Q or incorporated by reference:

Exhibit Number	Description
10.1	Legacy Reserves 2019 Key Employee Incentive Plan (filed as Exhibit 10.1 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on May 23, 2019)
10.2	Form of Legacy Reserves Retention Agreement (filed as Exhibit 10.2 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on May 23, 2019)
10.3
Forbearance to Third Amended and Restated Credit Agreement dated as of May 31, 2019, among Legacy Reserves LP, as borrower, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on June 6, 2019)

10.4
Forbearance to Term Loan Credit Agreement dated as of May 31, 2019, among Legacy Reserves LP, as borrower, the guarantors party thereto, Cortland Capital Market Services LLC, as administrative agent, and the lenders party thereto (filed as Exhibit 10.2 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on June 6, 2019)

10.5
Second Forbearance to Third Amended and Restated Credit Agreement dated as of June 7, 2019, among Legacy Reserves LP, as borrower, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on June 13, 2019)

10.6
Second Forbearance to Term Loan Credit Agreement dated as of June 7, 2019, among Legacy Reserves LP, as borrower, the guarantors party thereto, Cortland Capital Market Services LLC, as administrative agent, and the lenders party thereto (filed as Exhibit 10.2 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on June 13, 2019)

10.7
Third Forbearance to Third Amended and Restated Credit Agreement dated as of June 12, 2019, among Legacy Reserves LP, as borrower, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (filed as Exhibit 10.3 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on June 13, 2019)

10.8
Third Forbearance to Term Loan Credit Agreement dated as of June 12, 2019, among Legacy Reserves LP, as borrower, the guarantors party thereto, Cortland Capital Market Services LLC, as administrative agent, and the lenders party thereto (filed as Exhibit 10.4 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on June 13, 2019)

10.9
First Amended and Restated Restructuring Support Agreement dated as of June 13, 2019 (filed as Exhibit 10.1 to Legacy Reserves Inc.’s Current Report on Form 8-K/A (File No. 001-38668) on June 14, 2019)

10.10	Backstop Commitment Agreement dated as of June 10, 2019 (filed as Exhibit 10.2 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on June 14, 2019)
10.11	Amendment to Backstop Commitment Agreement dated as of June 13, 2019 (filed as Exhibit 10.3 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on June 14, 2019)
10.12	Sponsor Backstop Commitment Agreement dated as of June 13, 2019 (filed as Exhibit 10.4 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on June 14, 2019)
10.13	Noteholder Backstop Commitment Agreement dated as of June 13, 2019 (filed as Exhibit 10.5 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on June 14, 2019)
10.14
Senior Secured Superpriority Debtor-In-Possession Credit Agreement dated as of June 21, 2019, among Legacy Reserves LP, as a debtor and debtor-in-possession, the other loan parties party thereto, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent (filed as Exhibit 10.1 to Legacy Reserves Inc.’s Current Report on Form 8-K (File No. 001-38668) on June 21, 2019)

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

LEGACY RESERVES INC.

August 9, 2019	By:	/s/ Robert L. Norris
Robert L. Norris
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)