Form 10-Q
period 2019-09-30
Legacy Reserves Inc.
filed 2019-11-12
CIK 1735828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

114,810,671 shares of common stock, par value $0.01, were outstanding as of November 8, 2019.

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

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

LEGACY RESERVES INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30, 2019	December 31, 2018
	(In thousands)
Current assets:
Cash	$13,121	$1,098
Accounts receivable, net:
Oil and natural gas	49,173	56,615
Joint interest owners	13,243	15,370
Other	2	—
Fair value of derivatives (Notes 6 and 7)	3,543	66,662
Prepaid expenses and other current assets (Note 1)	14,784	11,347
Total current assets	93,866	151,092
Oil and natural gas properties at cost:
Proved properties using the successful efforts method of accounting	3,554,169	3,471,456
Unproved properties	20,071	19,863
Accumulated depletion, depreciation, amortization and impairment	(2,394,774)	(2,177,006)
Total oil and natural gas properties, net	1,179,466	1,314,313
Other property and equipment, net of accumulated depreciation and amortization of $12,749 and $11,971, respectively (Note 12)	6,447	2,456
Fair value of derivatives (Notes 6 and 7)	—	3,135
Other assets	1,418	3,935
Total assets	$1,281,197	$1,474,931

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT
	September 30, 2019	December 31, 2018
	(In thousands)
Current liabilities:
Current debt, net (Notes 2 and 3)	$563,000	$856,646
Accounts payable	8,921	11,227
Accrued oil and natural gas liabilities (Note 1)	74,240	98,886
Fair value of derivatives (Notes 6 and 7)	236	—
Asset retirement obligation (Note 8)	3,938	3,938
Other (Note 12)	36,397	13,953
Total current liabilities	686,732	984,650

Long-term liabilities:
Long-term debt (Notes 2 and 3)	—	432,923
Asset retirement obligation (Note 8)	255,729	248,796
Fair value of derivatives (Notes 6 and 7)	—	550
Other long-term liabilities (Note 12)	2,250	643
Total long-term liabilities	257,979	682,912
Liabilities subject to compromise (Notes 1 and 2)	790,096	—
Total liabilities	1,734,807	1,667,562
Commitments and contingencies (Notes 5 and 12)
Stockholders' equity (deficit):
Common stock, $0.01 par value; 945,000,000 shares authorized, 114,819,671 and 109,442,278 shares outstanding at September 30, 2019 and December 31, 2018, respectively	1,148	1,094
Additional paid-in capital	40,842	24,752
Accumulated deficit	(495,600)	(218,477)
Total stockholders' deficit	(453,610)	(192,631)
Total liabilities and stockholders' deficit	$1,281,197	$1,474,931

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Revenues:
Oil sales	$72,902	$98,779	$239,038	$291,989
Natural gas liquids (NGL) sales	2,926	7,771	11,435	20,902
Natural gas sales	21,675	38,657	83,306	109,076
Total revenues	97,503	145,207	333,779	421,967

Expenses:
Oil and natural gas production	45,155	51,304	138,711	148,702
Production and other taxes	5,422	7,721	17,952	22,705
General and administrative	13,486	17,778	67,789	64,364
Depletion, depreciation, amortization and accretion	40,109	39,588	124,526	114,274
Impairment of long-lived assets	96,701	18,994	105,533	54,375
(Gains) Losses on disposal of assets	1,338	7,368	327	(14,172)
Total expenses	202,211	142,753	454,838	390,248

Operating (loss) income	(104,708)	2,454	(121,059)	31,719

Other income (expense):
Interest income	17	16	37	31
Interest expense (Notes 2, 3, 5 and 6)	(15,154)	(29,383)	(105,206)	(85,340)
Gain on extinguishment of debt (Note 3)	—	12,107	13,105	63,800
Equity in income (loss) of equity method investees	(3)	(30)	1	(10)
Net gains (losses) on commodity derivatives (Notes 6 and 7)	4,643	(30,867)	(41,104)	(41,886)
Reorganization items, net (Note 2)	(21,201)	—	(23,161)	—
Other	177	350	10	623
Loss before income taxes	$(136,229)	$(45,353)	$(277,377)	$(31,063)
Income tax expense	(1)	(2,499)	(1)	(3,116)
Net Loss	$(136,230)	$(47,852)	$(277,378)	$(34,179)
Loss per share / unit - basic and diluted (Note 9)	$(1.19)	$(0.46)	$(2.44)	$(0.33)
Weighted average number of shares / units used in computing net loss per share / unit
Basic	114,811	104,637	113,628	104,336
Diluted	114,811	104,637	113,628	104,336

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT / PARTNERS' DEFICIT
FOR THE THREE, SIX AND NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018
(UNAUDITED)

September 30, 2019
	Stockholders' Deficit
	Shares	Par Value	APIC	Acc. Deficit	Total Deficit
	(In thousands)
Balance, December 31, 2018	109,442	$1,094	$24,752	$(218,477)	$(192,631)
Stock-based compensation	—	—	4,156	—	4,156
Debt exchange	5,368	54	3,663	—	3,717
ASC 842 Adoption	—	—	—	255	255
Net loss	—	—	—	(78,378)	(78,378)
Balance, March 31, 2019	114,810	$1,148	$32,571	$(296,600)	$(262,881)
Stock-based compensation	—	—	4,118	—	4,118
Net loss	—	—	—	(62,770)	(62,770)
Balance, June 30, 2019	114,810	$1,148	$36,689	$(359,370)	$(321,533)
Stock-based compensation	—	—	4,153	—	4,153
Net loss	—	—	—	(136,230)	(136,230)
Balance, September 30, 2019	114,810	$1,148	$40,842	$(495,600)	$(453,610)

September 30, 2018
	Series A Preferred Equity		Series B Preferred Equity		Incentive Distribution Equity		Partner's Deficit			Stockholder's Deficit
	Units	Amount	Units	Amount	Units	Amount	LP Units	Limited Partner Amount	General Partner Amount	Shares	Par Value	APIC	Acc. Deficit	Total Deficit
	(In thousands)
Balance, December 31, 2017	2,300	$55,192	7,200	$174,261	100	$30,814	72,595	$(531,794)	$(160)	—	$—	$—	$—	$—
Unit-based compensation	—	—	—	—	—	—	—	263	—	—	—	—	—	—
Vesting of restricted and phantom units	—	—	—	—	—	—	264	—	—	—	—	—	—	—
Units issued in exchange for Standstill Agreement	—	—	—	—	—	—	3,800	5,928	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	—	64,367	15	—	—	—	—	—
Balance, March 31, 2018	2,300	$55,192	7,200	$174,261	100	$30,814	76,659	$(461,236)	$(145)	—	$—	$—	$—	$—
Units issued to Legacy Board of Directors for Services	—	—	—	—	—	—	60	522	—	—	—	—	—	—
Unit-based compensation	—	—	—	—	—	—	—	315	—	—	—	—	—	—
Vesting of restricted and phantom units	—	—	—	—	—	—	75	—	—	—	—	—	—	—
Units issued in exchange for Standstill Agreement	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	—	(50,698)	(12)	—	—	—	—	—
Balance, June 30, 2018	2,300	$55,192	7,200	$174,261	100	$30,814	76,794	$(511,097)	$(157)	—	$—	$—	$—	$—
Units issued to Legacy Board of Directors for Services	—	—	—	—	—	—	—	—	—	20	—	100	—	100
Unit-based compensation	—	—	—	—	—	—	—	3,357	—	—	—	—	—	—
Vesting of restricted and phantom units	—	—	—	—	—	—	—	—	—	1,550	—	—	—	—
Units issued in exchange for Standstill Agreement	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Debt exchange	—	—	—	—	—	—	—	—	—	105	16	16,544	—	16,560
Corporate Reorganization	(2,300)	(55,192)	(7,200)	(174,261)	(100)	(30,814)	(76,794)	507,740	157	104,438	1,045	(3,173)	(248,637)	(250,765)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(47,852)	(47,852)
Balance, September 30, 2018	—	$—	—	$—	—	$—	—	$—	$—	106,113	$1,061	$13,471	$(296,489)	$(281,957)

See accompanying notes to condensed consolidated financial statements.

LEGACY RESERVES INC. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(277,378)	$(34,179)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	124,526	114,274
Amortization of debt discount and issuance costs	28,775	16,449
Gain on extinguishment of debt	(13,105)	(63,800)
Impairment of long-lived assets	105,533	54,375
Loss on derivatives	43,147	41,203
Equity loss of equity method investees	(1)	10
Stock/unit-based compensation	12,427	16,430
Gains on disposal of assets	327	(14,172)
Changes in assets and liabilities:
Decrease in accounts receivable, oil and natural gas	7,442	1,646
Decrease in accounts receivable, joint interest owners	2,137	12,904
Increase in accounts receivable, other	(12)	—
(Increase) decrease in other assets	(3,924)	2,666
Decrease in accounts payable	(2,305)	(5,255)
(Decrease) increase in accrued oil and natural gas liabilities	(5,316)	11,801
Increase in reorganization items	3,170	—
Increase in other liabilities	53,777	4,862
Total adjustments	356,598	193,393
Net cash provided by operating activities	79,220	159,214
Cash flows from investing activities:
Investment in oil and natural gas properties	(105,716)	(185,302)
Proceeds associated with sale of assets	1,519	35,231
Investment in other equipment	(4,416)	(270)
Corporate Reorganization	—	(3,120)
Distributions from equity method investee	660	—
Net cash settlements (paid) received on commodity derivatives	22,795	(3,992)
Net cash used in investing activities	(85,158)	(157,453)
Cash flows from financing activities:
Proceeds from long-term debt	156,758	524,626
Payments of long-term debt	(134,758)	(496,384)
Payments of debt issuance costs	(3,070)	(27,941)
Net cash provided by (used in) financing activities	18,930	301
Net increase in cash and cash equivalents	12,992	2,062
Cash, beginning of period (1)	4,361	4,454
Cash, end of period (1)	$17,353	$6,516
Non-cash investing and financing activities:
Asset retirement obligation costs and liabilities	$30	$45
Asset retirement obligations associated with properties sold	$(243)	$(18,251)
Asset retirement obligations associate with property acquisitions	$—	$157
Units issued in exchange for Standstill Agreement	$—	$5,928
Change in accrued capital expenditures	$(19,330)	$(9,902)
Debt exchange	$3,717	$16,544

See accompanying notes to condensed consolidated financial statements.
(1)  Inclusive of $4.2 million and $3.2 million of restricted cash as of September 30, 2019 and 2018. See "—Footnote 1—Summary of Significant Accounting Policies" for further discussion.

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

The accompanying financial statements have been prepared on the accrual basis of accounting whereby revenues are recognized when earned, and expenses are recognized when incurred. These condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 are unaudited. In the opinion of management, such financial statements include the adjustments and accruals, all of which are of a normal recurring nature, that are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

The condensed consolidated financial statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on the Company’s condensed consolidated statements of operations. In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as “liabilities subject to compromise” on the Company’s condensed consolidated balance sheet at September 30, 2019. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less.

The accompanying condensed consolidated financial statements do not purport to reflect or provide for the consequences of the Chapter 11 proceedings. In particular, the condensed consolidated financial statements do not purport to show: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) the amount of prepetition liabilities that may be allowed for claims or contingencies, or the status and priority thereof; (iii) the effect on stockholders' deficit/partners’ deficit accounts of any changes that may be made to the Company’s capitalization; or (iv) the effect on operations of any changes that may be made to the Company’s business. While operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected on its condensed consolidated financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Further, a plan of reorganization, if confirmed and made effective, could materially change the amounts and classifications on the Company’s historical condensed consolidated financial statements.

(c) Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In thousands)
Accrued capital expenditures	$21,897	$41,227
Accrued lease operating expense	19,849	22,750
Revenue payable to joint interest owners	18,836	24,690
Accrued ad valorem tax	9,557	5,255
Other	4,101	4,964
	$74,240	$98,886

(d) Restricted Cash

Restricted cash on our Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018 is $4.2 million and $3.3 million respectively, and is included in the "Prepaid expenses and other current assets" line. The restricted cash amounts represent various deposits to secure the performance of contracts, surety bonds and other obligations incurred in the ordinary course of business. Legacy adopted Accounting Standards Update ("ASU") No. 2016-18, "Restricted Cash" as of January 1, 2018.

(e) Recent Accounting Pronouncements

None.

(f) Income Taxes

Legacy’s provision for income taxes for the three and nine months ended September 30, 2019 and 2018 is based on the estimated annual effective tax rate plus discrete items. The effective income tax rates were 0.00% and 0.26% for the three months ended September 30, 2019 and 2018, respectively. The effective income tax rates were 0.00% and 4.30% for the nine months ended September 30, 2019 and 2018, respectively.

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

(2) Chapter 11 Proceedings, Ability to Continue as a Going Concern and Covenant Violations

Chapter 11 Proceedings

On the Petition Date, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 cases are being administered jointly under the caption In re Legacy Reserves Inc., et al. (the “Chapter 11 cases” or “Chapter 11 proceedings”).

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

The Amended Restructuring Support Agreement contemplates, among other things, that the Company will: (i) file the Chapter 11 proceedings with the Bankruptcy Court to effect a restructuring transaction through a pre-negotiated Chapter 11 plan of reorganization (the “Plan”); (ii) enter into the DIP Credit Agreement; (iii) consummate certain equity investments through a rights offering and committed equity backstops; and (iv) enter into a new senior-secured revolving asset-based lending credit facility in a maximum amount of $500 million (the “Exit Facility”) funded by certain of the lenders under the Credit Agreement (or an alternative senior secured revolving asset-based credit facility approved by the Debtors and the Supporting Term Lenders, if the Exit Facility is not consummated).

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

Plan of Reorganization

In accordance with the Amended Restructuring Support Agreement, on September 16, 2019, the Debtors filed the Plan supported by the Supporting Creditors and related disclosure statement with the Bankruptcy Court. On September 16, 2019, the Bankruptcy Court entered an order approving the Disclosure Statement. A hearing before the Bankruptcy Court related to the confirmation of the Plan began on November 6, 2019. If the Plan is confirmed, the Debtors expect that they will emerge from bankruptcy during the fourth quarter of 2019.

The Plan provides for the following, among other things:

•all holders of claims arising under the DIP Facility (as defined below) will receive, in full satisfaction of their respective claims: (i) if the Exit Facility is consummated, (a) on account of claims not under the Refinancing Facility, including claims under the New Money Facility (as defined below), payment in full in cash, (b) on account of claims under the Refinancing Facility (as defined below), distribution of cash and commitments under the Exit Facility; or (ii) if the Exit Facility is not consummated, payment in full in cash;

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

Magnitude of Potential Claims

On July 15, 2019, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. The schedules and statements may be subject to further amendment or modification after filing. Non-governmental holders of prepetition claims were required to file proofs of claims by October 14, 2019, and governmental entity holders of prepetition claims are required to file proofs of claim by December 16, 2019. As of October 18, 2019, approximately 1,800 claims totaling approximately $7.2 billion in the aggregate have been filed with the Bankruptcy Court against the Debtors. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process.

Liabilities Subject to Compromise

The Company’s condensed consolidated balance sheet includes amounts classified as “liabilities subject to compromise,” which represent prepetition liabilities that have been allowed, or that the Company anticipates will be allowed, as claims in its Chapter 11 cases. The amounts represent the Company’s current estimate of known or potential obligations to be resolved in connection with the Chapter 11 proceedings. The differences between the liabilities the Company has estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 proceedings and adjust amounts as necessary. Such adjustments may be material.

The following table summarizes the components of liabilities subject to compromise included on the condensed consolidated balance sheet:

September 30,
2019
(In thousands)

Debt, net	$757,449
Accrued interest payable	29,478
Accounts payable	3,169
Liabilities subject to compromise	$790,096

The Company has discontinued recording interest on debt classified as liabilities subject to compromise on the Petition Date. Contractual interest on liabilities subject to compromise not reflected in the consolidated statements of operations was approximately $23.3 million, representing interest expense from the Petition Date through September 30, 2019.

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

The following table summarizes the components of reorganization items included on the condensed consolidated statements of operations:

	Three Months Ended	Nine Months Ended
	September 30,
	2019	2019
	(In thousands)

Professional advisory fees	$21,201	$23,161
Reorganization, items net	$21,201	$23,161

Unsecured Creditors Committee

a.Appointment of Unsecured Creditors Committee

On July 3, 2019, the United States Trustee appointed the official committee for unsecured creditors (the “Creditors Committee”). The Creditors Committee and its legal representatives have a right to be heard on all matters affecting unsecured creditors that come before the Bankruptcy Court with respect to the Debtors.

b. Unsecured Creditors Committee Standing Motion

On September 23, 2019, the Creditors Committee filed a motion seeking derivative standing to pursue certain alleged causes of action relating to liens against assets of the Debtors on behalf of the Debtors against Wells Fargo Bank, National Association, in its capacity as administrative agent under the Credit Agreement and Cortland Capital Market Services LLC, in its capacity as administrative agent under the Term Loan Credit Agreement (the “Standing Motion”). On October 15, 2019, the Debtors objected to the Standing Motion on the grounds that, among other things, the potential value related to the Committee’s alleged causes of action would not be sufficient to provide additional recoveries to the holders of notes claims. The Debtors assert that as result, the Creditors Committee cannot satisfy its burden to demonstrate that the causes of action it seeks to prosecute justify the cost of litigation. If necessary, the Bankruptcy Court is currently scheduled to hold a status conference on the Standing Motion on November 21, 2019.

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

Debt consists of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(In thousands)
Current debt
Credit Facility due 2019	$313,000	$541,000
Second Lien Term Loans due 2020	—	338,626
Debtor in Possession (DIP)	250,000	—
Unamortized debt issuance costs	—	(17,332)
Unamortized discount on Second Lien Term Loans	—	(5,648)
Total current debt, net	$563,000	856,646

Second Lien Term Loans due 2020	339,812	—
8% Senior Notes due 2020	208,885	208,885
6.625% Senior Notes due 2021	129,529	131,279
8% Convertible Senior Notes due 2023	107,527	128,103
Unamortized debt issuance costs	(24,930)	(31,517)
Unamortized discount on Senior Notes	(3,374)	(3,827)
Total	$757,449	$432,923
Less liabilities subject to compromise	(757,449)	—
Total long-term debt, net	$—	$432,923
Total debt	$563,000	$1,289,569

DIP Credit Agreement

In connection with the Chapter 11 cases, Legacy LP entered into the DIP Credit Agreement, which provides for, among other things, the following:

•senior secured superpriority debtor-in-possession credit agreement in an aggregate principal amount of up to $350.0 million (the “DIP Facility”), consisting of (i) a new money revolving loan facility in an aggregate amount of up to $100.0 million (the “New Money Facility”), which includes a sub-facility of up to $1.0 million for the issuance of letters of credit, and (ii) a refinancing term loan in the amount of $250.0 million (the “Refinancing Facility”);

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

As of November 8, 2019, the Company had $28 million drawn under the New Money Facility leaving $72 million of availability under the New Money Facility and $250 million drawn under the Refinancing Facility at a weighted-average interest rate of 10.50%, leaving no availability under the Refinancing Facility.

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

The Credit Agreement matured on May 31, 2019.

As of September 30, 2019, Legacy had approximately $313 million drawn under the Credit Agreement at a weighted-average interest rate of 9.25%, leaving no availability under the Credit Agreement. For the nine-month period ended September 30, 2019, Legacy paid in cash $26.5 million of interest expense on the Credit Agreement, New Money Facility, and Refinancing Facility.

Second Lien Term Loan Credit Agreement

On October 25, 2016, Legacy entered into the Term Loan Credit Agreement, providing for term loans up to an aggregate principal amount of $300.0 million (the “Second Lien Term Loans”). On March 21, 2019, Legacy entered into the Seventh Amendment to the Term Loan Credit Agreement (as defined below). The Second Lien Term Loans under the Term Loan Credit Agreement are issued with an upfront fee of 2% and bear interest at a rate of 12.00% per annum payable quarterly in cash. Effective March 21, 2019, the Seventh Amendment to the Term Loan Credit Agreement provides an increase of 2.25% to the interest rate paid on all term loans. GSO Capital Partners L.P. (“GSO”) and certain funds and accounts managed, advised or sub-advised, by GSO are the initial lenders thereunder. The Term Loan Credit Agreement matures on August 31, 2021; provided that, if on July 1, 2020, Legacy has greater than or equal to a face amount of $15.0 million of Senior Notes that were outstanding on the date the Term Loan Credit Agreement was entered into or any other senior notes with a maturity date that is earlier than August 31, 2021, the Term Loan Credit Agreement will mature on August 1, 2020. The Second Lien Term Loans are secured on a second lien priority basis by the same collateral that secures Legacy's Credit Agreement and are unconditionally guaranteed on a joint and several basis by the same wholly owned subsidiaries of Legacy that are guarantors under the Credit Agreement. In addition, upon consummation of the Corporate Reorganization, the General Partner and Legacy Inc. became guarantors. On December 31, 2017, Legacy entered into the Third Amendment to the Term Loan Credit Agreement among Legacy, as borrower, Cortland, as administrative agent and second lien collateral agent, and the lenders party thereto, including GSO and certain funds and accounts managed, advised or sub-advised by GSO, which, among other things, increased the maximum amount available for borrowing under the Second Lien Term Loans to $400.0 million, extended the availability of undrawn principal ($60.2 million of availability as of September 30, 2019) to October 25, 2019 and relaxed the asset coverage ratio to 0.85 to 1.00 until the fiscal quarter ended December 31, 2018.

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

As of September 30, 2019, we had approximately $339.8 million drawn under the Term Loan Credit Agreement.

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

As of September 30, 2019, there was $208.9 million of 2020 Senior Notes outstanding.

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

As of September 30, 2019, there was $129.5 million of 2021 Senior Notes outstanding.

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

As of September 30, 2019, $107.5 million of 2023 Convertible Notes were outstanding.

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

Imbalances

Natural gas imbalances occur when Legacy sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If Legacy receives less than its entitled share, the underproduction is recorded as a receivable. Legacy did not have any significant natural gas imbalance positions as of September 30, 2019 and December 31, 2018.

Disaggregation of Revenue

Legacy has identified three material revenue streams in its business: oil sales, NGL sales, and natural gas sales. Revenue attributable to each of Legacy's identified revenue streams is disaggregated in the table below.

	Three Months Ended	Nine Months Ended
	September 30,
	2019	2019
	(In thousands)
Revenues:
Oil sales	$72,902	$239,038
Natural gas liquids (NGL) sales	2,926	11,435
Natural gas sales	21,675	83,306
Total revenues	$97,503	$333,779

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

Legacy records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Legacy has existing internal controls in place for its estimation process, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the three months ended September 30, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

Fair Value on a Recurring Basis

As required by the Twelfth Amendment to the Credit Agreement, all of Legacy’s derivative positions were unwound on May 28, 2019. Legacy entered into new derivative positions following approval from the Bankruptcy Court on July 25, 2019.

The following tables sets forth by level within the fair value hierarchy Legacy's Financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Assets:
Current
Commodity derivatives	$—	$4,955	$—	$4,955	$(1,412)	$3,543
Interest rate derivatives	—	—	—	—	—	—
Noncurrent
Commodity derivatives	—	—	—	—	—	—
Interest rate derivatives	—	—	—	—	—	—

Liabilities:
Current
Commodity derivatives	—	(1,648)	—	(1,648)	1,412	(236)
Noncurrent
Commodity derivatives	—	—	—	—	—	—
Net fair value instruments	$—	$3,307	$—	$3,307	$—	$3,307

	December 31, 2018
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Assets:
Current
Commodity derivatives	$—	$69,288	$—	$69,288	$(4,670)	$64,618
Interest rate derivatives	—	2,044	—	2,044	—	2,044
Noncurrent
Commodity derivatives	—	3,473	—	3,473	(338)	3,135
Interest rate derivatives	—	—	—	—	—	—

Liabilities:
Current
Commodity derivatives	—	(4,670)	—	(4,670)	4,670	—
Noncurrent
Commodity derivatives	—	(888)	—	(888)	338	(550)
Net fair value instruments	$—	$69,247	$—	$69,247	$—	$69,247

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
	(In thousands)
Beginning balance	$—	$31,616	$—	$(5,088)
Total gains	—	(3,720)	—	36,696
Settlements, net	—	(11,839)	—	(15,551)
Ending balance	$—	$16,057	$—	$16,057
Gains (losses) included in earnings relating to derivatives still held as of September 30, 2019 and 2018	$—	$(5,630)	$—	$17,680

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

Nonrecurring fair value measurements of proved oil and natural gas properties during the nine months ended September 30, 2019 consist of adjustments of the carrying value oil and natural gas properties to their fair value of $75.4 million. Legacy incurred impairment charges of $105.5 million as oil and natural gas properties with a net cost basis of $180.9 million were written down to their fair value of $75.4 million. Legacy periodically reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. In order to determine whether the carrying value of an asset is recoverable, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

The carrying amount of the revolving debt of $313 million and refinancing facility of $250 million as of September 30, 2019 approximates fair value because Legacy's current borrowing rate does not materially differ from market rates for similar bank borrowings. Legacy has classified the revolving debt as a Level 2 item within the fair value hierarchy. The carrying amount of the second lien term loan debt under Legacy’s Second Lien Term Loan Credit Agreement approximates fair value because Legacy’s current borrowing rate does not materially differ from market rates for similar borrowings. Legacy has classified the Second Lien Term Loans as a Level 2 item within the fair value hierarchy. As of September 30, 2019, the fair values of the 2020 Senior Notes, the 2021 Senior Notes and the 2023 Convertible Notes were $9.4 million, $3.7 million and $3.8 million, respectively. As these valuations are based on unadjusted quoted prices in an active market, the fair values are classified as Level 1 items within the fair value hierarchy.

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

The following table sets forth a reconciliation of the changes in fair value of Legacy's commodity derivatives for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
	(In thousands)
Beginning fair value of commodity derivatives	$—	$508	$67,205	$6,318
Total gain (loss) - oil derivatives	3,062	(31,325)	(38,537)	(39,149)
Total gain (loss) - natural gas derivatives	1,581	458	(2,566)	(2,737)
Crude oil derivative cash settlements paid (received)	(712)	1,702	(8,657)	12,905
Natural gas derivative cash settlements paid (received)	(624)	(2,919)	(14,138)	(8,913)
Ending fair value of commodity derivatives	$3,307	$(31,576)	$3,307	$(31,576)

As of September 30, 2019, Legacy had the following NYMEX West Texas Intermediate ("WTI") crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
October - December 2019	1,104,000	$57.01	$56.25	-	$58.19

As of September 30, 2019, Legacy had the following Midland-to-Cushing crude oil differential swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
October - December 2019	920,000	$(0.33)	$(0.35)	-	$(0.30)

As of September 30, 2019, Legacy had the following NYMEX Henry Hub natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

Time Period	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
October - December 2019	11,040,000	$2.47	$2.421	-	$2.508

As of September 30, 2019, Legacy had the following CIG natural gas swaps paying floating NYMEX Henry Hub price less a fixed differential as indicated below:

Time Period	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
October - December 2019	3,680,000	$(0.47)	$(0.475)	-	$(0.473)

As of September 30, 2019, Legacy had the following WAHA natural gas swaps paying floating NYMEX Henry Hub prices less a fixed differential as indicated below:

Time Period	Volumes (MMBtu)	Average Price per MMBtu	Price per MMBtu
October - December 2019	2,576,000	$(0.85)	$(0.85)

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

Legacy does not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
	(In thousands)
Beginning fair value of interest rate swaps	$—	$3,084	$2,044	$2,117
Total gain on interest rate swaps	—	144	(119)	1,459
Cash settlements received	—	(428)	(1,925)	(776)
Ending fair value of interest rate swaps	$—	$2,800	$—	$2,800

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

The following table reflects the changes in the ARO during the nine months ended September 30, 2019 and year ended December 31, 2018:

	September 30, 2019	December 31, 2018
	(In thousands)
Asset retirement obligation - beginning of period	$252,734	$274,686
Liabilities incurred with properties acquired	—	226
Liabilities incurred with properties drilled	30	65
Liabilities settled during the period	(2,560)	(2,258)
Liabilities associated with properties sold	(243)	(27,673)
Current period accretion	9,706	12,568
Current period revisions to previous estimates	—	(4,880)
Asset retirement obligation - end of period	$259,667	$252,734

(9) Stockholders' Deficit / Partners' Deficit

Preferred Units

On September 20, 2018, in connection with the Corporate Reorganization, all of Legacy LP's 8% Series A Fixed-to-Floating Cumulative Redeemable Perpetual Preferred Units and 8.000% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units outstanding were converted into shares of common stock.

Incentive Distribution Units

On September 20, 2018, all of Legacy LP's Incentive Distribution Units outstanding were canceled in connection with the Corporate Reorganization.

Loss per share / unit

The following table sets forth the computation of basic and diluted income per share / unit:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net Loss	(136,230)	$(47,852)	$(277,378)	$(34,179)

Weighted average number of shares / units outstanding - basic	114,811	104,637	113,628	104,336
Effect of dilutive securities:
Restricted shares	—	—	—	—
Weighted average number of shares / units outstanding - diluted	114,811	104,637	113,628	104,336
Basic and Diluted loss per share / units	$(1.19)	$(0.46)	$(2.44)	$(0.33)

For the nine months ended September 30, 2019, 7,647,191 restricted stock units were excluded from the calculation of diluted loss per share due to their anti-dilutive effect. For the three and nine months ended September 30, 2018, 4,687,324 restricted units were excluded from the calculation of diluted loss per share due to their anti-dilutive effect.

As of September 30, 2019, 17,921,170 shares related to 2023 Convertible Notes were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

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

As of September 30, 2018, grants of awards net of forfeitures and, in the case of phantom units, historical exercises covering 3,459,197 units had been made, comprised of 266,014 unit option awards, 988,207 restricted unit awards, 1,424,114 phantom unit awards and 780,862 unit awards.

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

For the nine-months ended September 30, 2018, Legacy recorded $(0.2) million of compensation (benefit) expense due to the change in liability from December 31, 2017, based on its use of the Black-Scholes model to estimate the September 30, 2018 fair value of these UARs.

Legacy LP did not issue UARs to employees during the year ended December 31, 2018. All outstanding UARs vested on September 20, 2018 in connection with the Corporate Reorganization and were subsequently exercised or forfeited.

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

Compensation expense related to the phantom units was $30.7 million for the nine months ended September 30, 2018. All phantom units vested on September 20, 2018 in connection with the Corporate Reorganization.

Restricted Units

Legacy LP previously issued restricted units to certain employees and members of management. All restricted units vested on September 20, 2018 in connection with the Corporate Reorganization.

Compensation expense related to restricted units was $0.8 million for the nine months ended September 30, 2018.

Board Units

On May 15, 2018, Legacy granted and issued 12,450 units to four non-employee directors of Legacy LP who serve on the Board of Directors of Legacy and 6,010 units to two non-employee directors of Legacy LP who, after the corporate reorganization, do not serve on the Board of Directors of Legacy Inc. The value of each unit was $8.69 at the time of issuance.

Legacy Reserves Inc. 2018 Omnibus Incentive Plan

On September 19, 2018, the Legacy Inc. 2018 Omnibus Incentive Plan (the "Legacy Inc. LTIP") was approved by the former unitholders of Legacy LP in connection with the Corporate Reorganization for it and its affiliates' employees, consultants and directors. The Legacy Inc. LTIP provides for up to 10,500,000 shares (the "Share Reserve") to be used for awards, and that the Share Reserve will increase proportionately by 10% of all shares of common stock issued by Legacy Inc. after the effective date of the Legacy Inc. LTIP and before the first anniversary of the effective date. The awards under the Legacy Inc. LTIP may include stock grants, restricted stock, restricted stock units ("RSUs") and stock options. As of September 30, 2019, grants of awards net of forfeitures covering 7,679,761 shares had been made, compromised of 7,647,191 restricted stock units and 32,570 stock awards.

Restricted Stock Units

During the nine months ended September 30, 2019, Legacy issued an aggregate 516,594 RSUs to executive and non-executive employees. The RSUs vest over a three-year period. Non-cash compensation expense related to the RSUs was $12.4 million for the nine months ended September 30, 2019. RSUs are accounted for under the equity method.

The following table summarizes the status of RSU activity since January 1, 2019:

	Number of Restricted Stock Units	Grant Date Fair Value
Outstanding at January 1, 2019	7,302,809	$4.88
Granted	516,594	$1.32
Cancelled/Forfeited	(172,212)	$4.11
Outstanding at September 30, 2019	7,647,191	$4.66

As of September 30, 2019, there was a total of $19.0 million of unrecognized compensation expense related to the unvested portion of these RSUs. At September 30, 2019, this cost was expected to be recognized over a weighted-average period of 2.48 years. Pursuant to the provisions of ASC 718, Legacy’s issued shares, as reflected in the accompanying consolidated balance sheet at September 30, 2019, do not include 7,647,191 shares related to unvested RSUs.

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

For the nine months ended September 30, 2019 and 2018 we recorded income/(loss) before income taxes of $(277,377) and $(31,063) respectively. All of Legacy's income is sourced within the United States. The effective combined U.S. federal and state income tax rates were 0.00% and negative 10.03% for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, the Legacy Inc. has recorded a full valuation allowance against its deferred tax position. A valuation allowance has been recorded as management does not believe that it is more-likely-than-not that its deferred tax assets will be realized.

(12) Leases

As previously described in Note 1 – Summary of Significant Accounting Policies, we lease certain office space, office equipment, production field offices, compressors, drilling rigs, vehicles and other production equipment under cancellable and non-cancelable leases to support our operations.

The components of our total lease cost were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
	(In thousands)
Operating lease cost	$773	$2,409
Finance lease cost:
Amortization of right-of-use assets	83	145
Interest on lease liabilities	66	118
Total finance lease costs	$149	$263
Short-term lease cost	$3,524	$10,409
Total	$4,446	$13,081

Supplemental cash flow information related to our leases is included in the table below:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
	(In thousands)
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$4,297	$12,818
Operating cash flows from finance leases	149	263
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$51	$4,573
Finance leases	281	1,286

Supplemental balance sheet information related to our leases is included in the table below:

Nine Months Ended
September 30,
2019
(In thousands)
Operating Leases
Operating lease right-of-use assets	$2,851

Other current liabilities	(2,207)
Other long-term liabilities	(884)
Total operating lease liabilities	$(3,091)
Finance Leases
Other property and equipment	1,286
Accumulated depreciation and amortization	(191)
Other property and equipment, net	$1,095
Other current liabilities	(421)
Other long-term liabilities	(720)
Total finance lease liabilities	$(1,141)

Our weighted average remaining lease term and weighted average discount rate by lease classification were as follows:

Nine Months Ended
September 30,
2019
Weighted Average Remaining Lease Term (Years)
Operating leases	1.67
Finance leases	2.49
Weighted Average Discount Rate
Operating leases	24.43%
Finance leases	24.43%

Our lease liabilities with enforceable contract terms that are greater than one year mature as follows:

	Operating Leases	Finance Leases
	(in thousands)
Year 1	$2,690	$655
Year 2	646	570
Year 3	253	277
Year 4	205	29
Year 5	43	—
Thereafter	—	—
Total lease payments	$3,837	$1,531
Less imputed interest	(746)	(390)
Total	$3,091	$1,141

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

•our ability to obtain the approval of the Bankruptcy Court (as defined below) with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 proceedings, including maintaining strategic control as debtor-in-possession;

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

Chapter 11 Proceedings

On June 13, 2019, the Debtors entered into the First Amended and Restated Restructuring Support and Lock-up Agreement (together with all exhibits and schedules thereto, including the term sheet attached as Exhibit A thereto, the “Amended Restructuring Support Agreement”) with (i) the lenders (the “Supporting Term Lenders”) under the Term Loan Credit Agreement dated as of October 25, 2016 among Legacy LP, as borrower, the guarantors party thereto, Cortland Capital Market Services LLC, as administrative agent, and the lenders party thereto (as amended, the “Term Loan Credit Agreement”), (ii) certain lenders (the “Supporting RBL Lenders” and, together with the Supporting Term Lenders, the “Supporting Lenders”) under the Third Amended and Restated Credit Agreement dated as of April 1, 2014 among Legacy LP, as borrower, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (as amended, the “Credit Agreement”) and (iii) certain (a) holders of 6.625% Senior Notes due 2021 (the “2021 Note Holders”) issued under the indenture dated as of May 28, 2013, by and among Legacy LP, Legacy Reserves Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association (as successor to Wells Fargo Bank, National Association), as indenture trustee (as supplemented, the “2021 Notes Indenture”), (b) holders of 8% Senior Notes due 2020 (the “2020 Note Holders”) issued under the indenture dated as of December 4, 2012, by and among Legacy LP, Legacy Reserves Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association (as successor to Wells Fargo Bank, National Association), as indenture trustee (as supplemented, the “2020 Notes Indenture”) and (c) holders of 8% Convertible Senior Notes due 2023 (together with the 2021 Note Holders and the 2020 Note Holders, the “Supporting Noteholders,” and the Supporting Lenders and the Supporting Noteholders, collectively, the “Supporting Creditors”) issued under the indenture dated as of September 20, 2018, by and among Legacy LP, Legacy Reserves Finance Corporation, the guarantors party thereto and Wilmington Trust, National Association, as indenture trustee and conversion agent (as supplemented, the “2023 Notes Indenture”).

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

In accordance with the Amended Restructuring Support Agreement, on September 16, 2019, the Debtors filed a Plan supported by the Supporting Creditors and related disclosure statement (as amended, modified or supplemented, the “Disclosure Statement”) with the Bankruptcy Court. On September 16, 2019, the Bankruptcy Court entered an order approving the Disclosure Statement. A hearing before the Bankruptcy Court related to the confirmation of the Plan began on November 6, 2019. If the Plan is confirmed, the Debtors expect that they will emerge from bankruptcy during the fourth quarter of 2019.

The Debtors will continue to operating their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code until the debtors emerge from bankruptcy. Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined or stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. The Bankruptcy Court has granted certain relief requested by the Debtors enabling the Company to conduct its business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorization to pay employee wages and benefits, to pay certain taxes and governmental fees and charges, to continue to operate our cash management system in the ordinary course, to secure debtor-in-possession financing, to remit funds we hold from time to time for the benefit of third parties (such as royalty owners), and to pay the prepetition claims of certain of our vendors that hold liens under applicable non-bankruptcy law. For goods and services following the Petition Date, the Company intends to pay vendors in full under normal terms in the ordinary course of business. In connection with the Chapter 11 cases, Legacy LP entered into a senior secured superpriority debtor-in-possession credit agreement, dated as of June 21, 2019, among itself as debtor, debtor-in-possession and borrower, the other loan parties party thereto, as debtors, debtors-in-possession and guarantors, Wells Fargo Bank, National Association, as administrative agent and collateral, and the other lenders party thereto (the “DIP Credit Agreement”).

For further information regarding the Chapter 11 cases, please refer to "Footnote 2— Chapter 11 Proceedings, Ability to Continue as a Going Concern and Covenant Violations" in the Notes to Condensed Consolidated Financial Statements.

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

Operating Data

The following table sets forth selected unaudited financial and operating data of Legacy for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
	(In thousands, except per unit data)
Revenues:
Oil sales	$72,902	$98,779	$239,038	$291,989
Natural gas liquids (NGL) sales	2,926	7,771	11,435	20,902
Natural gas sales	21,675	38,657	83,306	109,076
Total revenue	$97,503	$145,207	$333,779	$421,967
Expenses:
Oil and natural gas production, excluding ad valorem taxes	$42,834	$49,431	$130,870	$141,898
Ad valorem taxes	2,321	1,873	7,841	6,804
Total oil and natural gas production	$45,155	$51,304	$138,711	$148,702
Production and other taxes	$5,422	$7,721	$17,952	$22,705
General and administrative, excluding transaction costs and LTIP	$9,105	$9,852	$34,523	$27,357
Transaction costs	228	1,451	20,839	4,840
LTIP expense	4,153	6,475	12,427	32,167
Total general and administrative	$13,486	$17,778	$67,789	$64,364
Depletion, depreciation, amortization and accretion	$40,109	$39,588	$124,526	$114,274
Commodity derivative cash settlements:
Oil derivative cash settlements (paid) received	$712	$(1,702)	$8,657	$(12,905)
Natural gas derivative cash settlements received	$624	$2,919	$14,138	$8,913
Production:
Oil (MBbls)	1,356	1,739	4,558	4,915
Natural gas liquids (MGal)	8,401	11,427	26,251	32,003
Natural gas (MMcf)	13,956	15,026	41,799	43,861
Total (MBoe)	3,882	4,515	12,150	12,987
Average daily production (Boe/d)	42,196	49,076	44,504	47,571
Average sales price per unit (excluding derivative cash settlements):
Oil price (per Bbl)	$53.76	$56.80	$52.44	$59.41
Natural gas liquids price (per Gal)	$0.35	$0.68	$0.44	$0.65
Natural gas price (per Mcf)	$1.55	$2.57	$1.99	$2.49
Combined (per Boe)	$25.11	$32.16	$27.47	$32.49
Average sales price per unit (including derivative cash settlements):
Oil price (per Bbl)	$54.29	$55.82	$54.34	$56.78
Natural gas liquids price (per Gal)	$0.35	$0.68	$0.44	$0.65
Natural gas price (per Mcf)	$1.60	$2.77	$2.33	$2.69
Combined (per Boe)	$25.46	$32.43	$29.35	$32.18
Average WTI oil spot price (per Bbl)	$56.34	$69.69	$57.04	$66.93
Average Henry Hub natural gas spot price (per MMbtu)	$2.38	$2.93	$2.62	$2.95
Average unit costs per Boe:
Oil and natural gas production, excluding ad valorem taxes	$11.03	$10.95	$10.77	$10.93
Ad valorem taxes	$0.60	$0.41	$0.65	$0.52
Production and other taxes	$1.40	$1.71	$1.48	$1.75
General and administrative excluding transaction costs and LTIP	$2.35	$2.18	$2.84	$2.11
Total general and administrative	$3.47	$3.94	$5.58	$4.96
Depletion, depreciation, amortization and accretion	$10.33	$8.77	$10.25	$8.80

Results of Operations

Three-Month Period Ended September 30, 2019 Compared to Three-Month Period Ended September 30, 2018

Our revenues from the sale of oil were $72.9 million and $98.8 million for the three-month periods ended September 30, 2019 and 2018, respectively. Our revenues from the sale of NGLs were $2.9 million and $7.8 million for the three-month periods ended September 30, 2019 and 2018, respectively. Our revenues from the sale of natural gas were $21.7 million and $38.7 million for the three-month periods ended September 30, 2019 and 2018, respectively. The $25.9 million decrease in oil revenues is a reflection of decreased oil production of 383 MBbls (22.02%), primarily due to reduced horizontal drilling activity. Additionally, there was a decrease in the average realized price of $3.04 per Bbl (5.35%) due to a decrease in the average West Texas Intermediate (“WTI”) crude oil price of $13.35 per Bbl, partially offset by improved regional differentials. The $4.8 million decrease in NGL sales reflects a decrease in the realized NGL price of $0.33 per Gal (48.53%) in addition to a production decrease of 3,026 Mgals (26.48%) related to a reduction in ethane recoveries associated with our Piceance Basin properties. The $17.0 million decline in natural gas revenues reflects a decrease in our realized natural gas price of $1.02 per Mcf (39.69%) due to a decline in the average Henry Hub natural gas price of $0.55 as well as widening regional differentials. Additionally, natural gas production decreased 1,070 MMcf (7.12%) due to natural production declines in our East Texas and Piceance Basin properties as well as third-party plant and gathering interruptions resulting in production shut-ins.
For the three-month period ended September 30, 2019, we recorded $4.6 million of net gains on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net gains recognized during the three-month period ended September 30, 2019 are primarily due to decreased regional differentials which increased the value of our differential swaps. For the three-month period ended September 30, 2018, we recorded $30.9 million of net losses on oil and natural gas derivatives. Settlements of such contracts resulted in net cash receipts (payments) of $1.3 million and $1.2 million during the three months ended September 30, 2019 and 2018, respectively.

Our oil and natural gas production expenses, excluding ad valorem taxes, decreased to $42.8 million ($11.03 per Boe) for the three-month period ended September 30, 2019 from $49.4 million ($10.95 per Boe) for the three-month period ended September 30, 2018. This decrease can be attributed to general cost containment activities. Our ad valorem tax expense increased to $2.3 million for the three-month period ended September 30, 2019 compared to $1.9 million or the three-month period ended September 30, 2018 due primarily to increased ad valorem charges on our Piceance Basin properties.

Our production and other taxes were $5.4 million and $7.7 million for the three-month periods ended September 30, 2019 and 2018, respectively. Production and other taxes decreased due to a combination of the decrease in our weighted average product price and production volumes.

Our general and administrative expenses were $13.5 million and $17.8 million for the three-month periods ended September 30, 2019 and 2018, respectively. General and administrative expenses decreased due to reduction in LTIP expense, acquisition costs and salaries and wages.

We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $40.1 million and $39.6 million for the three-month periods ended September 30, 2019 and 2018, respectively. DD&A was relatively flat with an increase of $0.5 million.

In the three-month period ended September 30, 2019, we recognized impairment expense of $96.7 million on eleven separate producing fields primary related to declining commodity prices, primarily natural gas. In the three-month period ended September 30, 2018, we recognized $19.0 million of impairment on thirteen separate producing fields primarily related to the write-down of assets held-for-sale to their fair market value.

We recorded losses on disposal of assets of $1.3 million and $7.4 million for the three-month periods ended September 30, 2019 and 2018, respectively. These losses in 2019 were primarily related to the disposition of marginal oil and natural gas assets.

We recorded interest expense of $15.2 million and $29.4 million for the three-month periods ended September 30, 2019 and 2018, respectively. Interest expense decreased period over period due to discontinued interest recognition on debt classified as liabilities subject to compromise.

As of the three months ended September 30, 2019, we have a full valuation allowance against our deferred tax position and thus no Federal income tax expense was recognized. A valuation allowance has been recorded as management does not believe it is more-likely-than-not that our deferred tax assets will be realized.

As a result of the items described above, Legacy recorded net losses of $136.2 million and $47.9 million for the three-month periods ended September 30, 2019 and 2018, respectively.

Nine-Month Period Ended September 30, 2019 Compared to Nine-Month Period Ended September 30, 2018

Our revenues from the sale of oil were $239.0 million and $292.0 million for the nine-month periods ended September 30, 2019 and 2018, respectively. Our revenues from the sale of NGLs were $11.4 million and $20.9 million for the nine-month periods ended September 30, 2019 and 2018, respectively. Our revenues from the sale of natural gas were $83.3 million and $109.1 million for the nine-month periods ended September 30, 2019 and 2018, respectively. The $53.0 million decrease in oil revenues reflects the decrease in average realized price of $6.97 per Bbl (11.73%) due to a decrease in average WTI crude oil prices of $9.89 per Bbl as well as widening regional differentials. Additionally, oil production decreased 357 MBbls (7.26%) primarily due to reduced horizontal drilling activity. The $9.5 million decrease in NGL sales reflects the decrease in our realized NGL price of $0.21 per Gal (32.31%) due to lower commodity prices. Additionally, NGL production decreased 5,752 Mgals (17.97%) due primarily to decreased ethane recoveries in our Piceance Basin properties. The $25.8 million decrease in natural gas revenues reflects lower realized natural gas prices and a decrease in natural gas production. Average realized natural gas prices decreased by $0.50 per Mcf (20.08%) during the nine months ended September 30, 2019 compared to the same period in 2018 due to the decrease in average NYMEX Henry Hub natural gas prices of $0.33 per Mcf. Our natural gas production decreased by approximately 2062 MMcf (4.70%) due to natural production declines as well as third-party plant and gathering interruptions resulting in production shut-ins.

For the nine-month period ended September 30, 2019, we recorded $41.1 million of net losses on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivatives during the period and are based on oil and natural gas futures prices. The net losses recognized during the nine-month period ended September 30, 2019 are primarily driven by improved regional differentials during the first quarter of 2019, which reduced the value of our differential swaps. increase in commodity prices during 2019 and unfavorable cash settlements on our oil derivatives. For the nine-month period ended September 30, 2018, we recorded $41.9 million of net losses on oil and natural gas derivatives. Settlements of such contracts resulted in cash (payments) receipts of $22.8 million and $(4.0) million during the nine months ended September 30, 2019 and 2018, respectively.

Our oil and natural gas production expenses, excluding ad valorem taxes, decreased to $130.9 million ($10.77 per Boe) for the nine-month period ended September 30, 2019 from $141.9 million ($10.93 per Boe) for the nine-month period ended September 30, 2018. This decrease is primarily attributable to general cost containment measures. Our ad valorem tax expense increased to $7.8 million ($0.65 per Boe) for the nine-month period ended September 30, 2019 compared to $6.8 million ($0.52 per Boe) for the nine-month period ended September 30, 2018 due primarily to increased ad valorem charges on our Piceance assets.
Our production and other taxes were $18.0 million and $22.7 million for the nine-month periods ended September 30, 2019 and 2018, respectively. Production and other taxes decreased due to the decrease in our weighted average product price and decreased production.

Our general and administrative expenses were $67.8 million and $64.4 million for the nine-month periods ended September 30, 2019 and 2018, respectively. General and administrative expenses increased due to increased legal and consulting expenses related to our reorganization activities, along with an increase in salaries and wages, and a reduction in billed costs, partially offset by reduced LTIP expenses.

We incurred depletion, depreciation, amortization and accretion expense, or DD&A, of $124.5 million and $114.3 million for the nine-month periods ended September 30, 2019 and 2018, respectively. DD&A increased $10.3 million due primarily to increased net cost basis related to our horizontal Permian drilling activity as well as decreased reserves volumes.

Impairment expense was $105.5 million and $54.4 million for the nine-month periods ended September 30, 2019 and 2018, respectively. In the nine-month period ended September 30, 2019, we recognized $105.5 million of impairment expense on twenty separate producing fields primarily related to the decline in future pricing and increased operating expenses in certain fields. Impairment expense for the nine-month period ended September 30, 2018 was $54.4 million recognized on twenty separate producing fields.

We recorded (gains) losses on disposal of assets of $0.3 million and $(14.2) million for the nine-month periods ended September 30, 2019 and 2018, respectively. The losses were primarily related to the disposition of marginal oil and natural gas assets.

We recorded interest expense of $105.2 million and $85.3 million for the nine-month periods ended September 30, 2019 and 2018, respectively. Interest expense increased approximately $19.9 million due to accelerated amortization related to our Term Loan Credit Agreement acceleration of indebtedness to May 31, 2019, offset by discontinued interest recognition of interest on debt classified as liabilities subject to compromise.

We recorded gain on extinguishment of debt of $13.1 million due to debt conversions in the first quarter of 2019. We recognized $63.8 million in the nine-months ending September 30, 2018 on the difference between (1) the face amount of the 2021 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price.

As a result of the items described above, Legacy recorded net losses of $(277.4) million and $(34.2) million for the nine-month periods ended September 30, 2019 and 2018, respectively.

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
•Transaction and reorganization costs.

The following table presents a reconciliation of our consolidated net income to Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net (loss) income	$(136,230)	$(47,852)	$(277,378)	$(34,179)
Plus:
Interest expense	$15,154	$29,383	105,206	85,340
Gain on extinguishment of debt	—	(12,107)	(13,105)	(63,800)
Income tax expense	1	2,499	1	3,116
Depletion, depreciation, amortization and accretion	40,109	39,588	124,526	114,274
Impairment of long-lived assets	96,701	18,994	105,533	54,375
Gain on disposal of assets	1,338	7,368	327	(14,172)
Equity in (income) loss of equity method investees	3	30	(1)	10
Share-based compensation expense	4,153	6,475	12,427	32,167
Minimum payments earned in excess of overriding royalty interest (a)	570	516	1,669	1,373
Net (gains) losses on commodity derivatives	(4,643)	30,867	41,104	41,886
Net cash settlements (paid) received on commodity derivatives	1,337	1,217	22,795	(3,992)
Transaction and reorganization costs	21,430	1,451	44,001	4,840
Adjusted EBITDA	$39,923	$78,429	$167,105	$221,238
____________________

a.A portion of minimum payments earned in excess of overriding royalties earned under a contractual agreement expiring December 31, 2019. The remaining amount of the minimum payments are recognized in net income.

For the three months ended September 30, 2019 and 2018, respectively, adjusted EBITDA decreased 49.10% to $39.9 million from $78.4 million primarily due to lower production combined with declining realized prices. For the nine months ended September 30, 2019 and 2018, respectively, adjusted EBITDA decreased 24.47% to $167.1 million from $221.2 million, primarily due to lower production combined with declining realized prices.

Capital Resources and Liquidity

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

Cash Flow from Operations

Our net cash provided by operating activities was $79.2 million and $159.2 million for the nine-month periods ended September 30, 2019 and 2018, respectively. The 2019 period was impacted by decreased commodity prices and production volumes.

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

Cash Flow from Investing Activities

We invested $105.7 million of capital and received $1.5 million of proceeds net of costs related to the divestiture of various oil and natural gas properties in individually immaterial transactions inclusive of post-close adjustments during the nine-month period ended September 30, 2019. We invested $185.3 million of capital and received $35.2 million of proceeds net of costs related to the divestiture of various oil and natural gas properties in individually immaterial transactions inclusive of post-close adjustments during the nine-month period ended September 30, 2018.

Our annual capital expenditure budget for 2019, which predominantly consists of drilling, recompletion and well stimulation projects, is set at $135 million, subject to any limitations contained in the agreements governing our indebtedness. Our remaining borrowing capacity under our DIP Credit Agreement (as defined below) is $72.0 million as of November 8, 2019. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, non-operated capital requirements and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner as well as other regulatory matters.

We enter into oil and natural gas derivative transactions to reduce the impact of oil and natural gas price volatility on our operations. We use derivatives to offset price volatility of oil and natural gas prices. For the nine-month periods ended September 30, 2019 and 2018, we received (paid) settlements of $22.8 million and $(4.0) million, respectively, related to our commodity derivatives.

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

The following tables summarize, for the periods indicated, our oil and natural gas derivatives entered into after July 25, 2019 and in place as of November 8, 2019, covering the period from October 1, 2019 through December 31, 2019. We use derivatives swaps, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are mostly settled based upon the monthly average closing price of the front-month NYMEX WTI oil, the price on the last trading day of front-month NYMEX Henry Hub natural gas.

Oil Swaps:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
October - December 2019	1,104,000	$57.01	$56.25 - $58.19

We have entered into regional crude oil differential swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) crude oil price less a fixed-price differential. As noted above, we receive a discount to the NYMEX WTI crude oil price at the point of sale. Due to refinery downtime and limited takeaway capacity that has impacted the Permian Basin, the difference between the WTI-ARGUS (Midland) price, which is the price we receive on almost all of our Permian crude oil production, and the WTI-ARGUS (Cushing) price reached historic highs in late 2012 and early 2013 and again in late 2014. We entered into these differential swaps to negate a portion of this volatility. The following table summarizes the oil differential contracts currently in place as of November 8, 2019, covering the period from October 1, 2019 through December 31, 2019:

Time Period	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
October - December 2019	920,000	$(0.33)	$ (0.35) - $(0.30)

Natural Gas Swaps:

Time Period	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
October - December 2019	11,040,000	$2.47	$2.421 - $2.508

After July 25, 2019 we entered into regional natural gas differential swap contracts in which we have swapped the floating CIG natural gas price for a floating NYMEX Henry Hub price less a fixed differential. The following table summarizes these type of enhanced swap in place as of November 8, 2019, covering the period from October 1, 2019 through December 31, 2019:

Time Period	Volumes (MMBtu)	Average Price per MMBtu	Price Range per MMBtu
October - December 2019	3,680,000	$(0.47)	$(0.473) - $(0.475)

After July 25, 2019 we also entered into regional natural gas differential swap contracts in which we have swapped the floating WAHA natural gas price for a floating NYMEX Henry Hub price less a fixed differential. The following table summarizes these type of enhanced swap in place as of November 8, 2019, covering the period from October 1, 2019 through December 31, 2019:

Time Period	Volumes (MMBtu)	Average Price per MMBtu	Price per MMBtu
October - December 2019	2,576,000	$(0.85)	$(0.85)

Financing Activities

Our net cash provided by financing activities was $18.9 million for the nine months ended September 30, 2019, compared to $0.3 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, total net borrowings under our revolving credit facilities were $22.0 million compared to $30.0 million in 2018. Our net borrowings for the nine months ended September 30, 2018 on our Second Lien were $133.6 million and $1.2 million in 2019.

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

As of November 8, 2019, the Company had $28 million drawn under the New Money Facility leaving $72 million of availability under the New Money Facility and $250 million drawn under the Refinancing Facility at a weighted-average interest rate of 10.50%, leaving no availability under the Refinancing Facility.

Our Revolving Credit Facility

On April 1, 2014, Legacy LP entered into Credit Agreement. On March 21, 2019, the maturity of the Credit Agreement was extended from April 1, 2019 to May 31, 2019. Our obligations under the Credit Agreement are secured by mortgages on over 95% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in our operating subsidiaries and Legacy's ownership interests in the General Partner. Concurrently with the Corporate Reorganization, the General Partner and Legacy Inc. provided guarantees of Legacy LP's obligations under the Credit Agreement. The amount available for borrowing at any one time is limited to the borrowing base and contains a $2 million sub-limit for letters of credit. The borrowing base was reduced to $570 million on May 22, 2019 and further reduced to $563 million on May 29, 2019.

As of September 30, 2019, we had approximately $313.0 million drawn under the Credit Agreement at a weighted average interest rate of 9.25%. For the nine-month period ended September 30, 2019, we paid in cash $26.5 million of interest expense on the Credit Agreement, New Money Facility and Refinancing Facility.

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

•the Intercreditor Agreement (as defined below) ceases to be in effect, except to the extent permitted by the terms thereof; and

•if an “Event of Default” occurs under the Term Loan Credit Agreement (as defined below).

We periodically enter into interest rate swap transactions to mitigate the volatility of interest rates. As of September 30, 2019, we had no interest rate swaps.

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

As of November 8, 2019, we had approximately $339.8 million drawn under the Second Lien Term Loan Credit Agreement.

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

During the nine months ended September 30, 2019, $1.75 million of 2021 Senior Notes were exchanged for 593,367 shares of common stock. Legacy treated the exchange as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2021 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the fair value of the shares issued in the exchange based on the closing price on the date of exchange. As of September 30, 2019, there were $129.5 million of 2021 Senior Notes outstanding.

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

As of September 30, 2019, our critical accounting policies were consistent with those discussed in our Annual Report on Form 10-K for the period ended December 31, 2018.

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

As of September 30, 2019, the fair value of our commodity derivative positions was a net asset of $3.3 million, based on NYMEX futures prices from October 2019 to December 2019. As of December 31, 2018, the fair market value of our commodity derivative positions was a net asset of $67.2 million based on NYMEX futures prices from January 2017 to December 2019 for both oil and natural gas. For more discussion about our derivative transactions and to see a table listing the oil and natural gas derivatives from July 2019 through December 2019, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flow from Investing Activities.”

Interest Rate Risks

At September 30, 2019, we had debt outstanding under our Credit Agreement of $313.0 million, which incurred interest at floating rates in accordance with our revolving credit facility. The average annual interest rate incurred by us under our Credit Agreement for the nine-month period ended September 30, 2019 was 8.90%. A 1% increase in LIBOR on our outstanding debt under our revolving credit facility as of September 30, 2019 would result in an estimated $3.1 million increase in annual interest expense assuming our current interest rate hedges remain in place and do not expire.Our Credit Agreement required the mandatory termination of our interest rate swaps three days prior to the maturity date of the Credit Agreement and as such we held no active derivative contracts as of September 30, 2019. It is never management's intention to hold or issue derivative instruments for speculative trading purposes. Conditions sometimes arise where actual borrowings are less than notional amounts hedged which has and could result in overhedged amounts.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

During the first quarter of 2019, we added internal control processes over financial reporting as a result of the adoption of the new lease standard (ASC 842). There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See " —Footnote 2— Chapter 11 Proceedings, Ability to Continue as a Going Concern and Covenant Violations" for a description of the Chapter 11 cases.

Item 1A.  Risk Factors.

You should carefully consider the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, which could materially affect our business, financial condition or future results. The risks described in these reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

LEGACY RESERVES INC.

November 12, 2019	By:	/s/ Robert L. Norris
Robert L. Norris
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)