Form 10-K
period 2019-12-31
Legacy Reserves Inc.
filed 2020-04-30
CIK 1735828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
 Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
None.

Securities registered pursuant to 12(g) of the Act:
None.
______________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☑     No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐     No  ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2019 was approximately $2.1 million based upon the closing price as reported on the OTCPK of the registrant's common stock on that date.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
61,062,850 shares of common stock, par value $0.01, of the registrant were outstanding as of April 27, 2020.

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

•our ability to replace reserves;

•our drilling locations and our ability to continue our development activities at economically attractive costs;

•the level of our lease operating expenses, general and administrative costs and finding and development costs;

•the level of our capital expenditures;

•our future operating results;

•national and global health crises, including outbreaks, epidemics, and pandemics such as coronavirus ("COVID-19"); and

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

ITEM 1.BUSINESS

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

Legacy Reserves Inc.

Legacy Reserves Inc. is a Delaware corporation incorporated in 2018 in connection with the Corporate Reorganization, as defined below. We are an independent energy company engaged in the development, production and acquisition of oil and natural gas properties in the United States. Our current operations are focused on the cost-efficient management of shallow-decline oil and natural gas wells in the Permian Basin, East Texas, Rocky Mountain and Mid-Continent regions, as well as horizontal development of unconventional plays in the Permian Basin, as market conditions allow.

Our oil and natural gas production and reserve data as of December 31, 2019 are as follows:

•we had proved reserves of approximately 127.2 MMBoe, of which 61% were natural gas, 39% were oil and natural gas liquids (“NGLs”) and 96% were classified as proved developed producing; and

•our proved reserves to production ratio was approximately 8.3 years based on the annualized production volumes for the three months ended December 31, 2019.

We have built a diverse portfolio of oil and natural gas reserves primarily through the acquisition of producing oil and natural gas properties and the development of properties in established producing trends. These acquisitions, along with our ongoing development activities and operational improvements, have allowed us to achieve production and reserve growth over the last decade.

On September 20, 2018, we completed our transition to a corporation pursuant to the Amended and Restated Agreement and Plan of Merger, dated July 9, 2018, by and among Legacy Inc., Legacy LP, Legacy Reserves GP, LLC (the “General Partner”) and Legacy Reserves Merger Sub LLC, a wholly owned subsidiary of Legacy Inc. (“Merger Sub”), and the GP Purchase Agreement, dated March 23, 2018, by and among Legacy Inc., the General Partner, Legacy LP, Lion GP Interests, LLC, Moriah Properties Limited, and Brothers Production Properties, Ltd., Brothers Production Company, Inc., Brothers Operating Company, Inc., J&W McGraw Properties, Ltd., DAB Resources, Ltd. and H2K Holdings, Ltd. (such transactions referred to herein collectively as the “Corporate Reorganization”). Upon the consummation of the Corporate Reorganization:

•Legacy, which prior to the Corporate Reorganization, was a wholly owned subsidiary of the General Partner, acquired all of the issued and outstanding limited liability company interests in the General Partner and became the sole member of the General Partner with the General Partner becoming a subsidiary of Legacy; and

•Legacy LP merged with Merger Sub, with Legacy LP continuing as the surviving entity and as a subsidiary of Legacy, the limited partner interests of Legacy LP, other than the incentive distribution units in Legacy LP, were exchanged for shares of Legacy’s common stock, par value $0.01 (“common stock”) and the general partner interests remained outstanding.

Emergence from Voluntary Reorganization under Chapter 11 Proceedings

On June 18, 2019, Legacy and certain of its subsidiaries (collectively with Legacy, the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On June 19, 2019, the Bankruptcy Court granted a motion seeking joint administration of the Chapter 11 Cases under the caption In re Legacy Reserves Inc., et al. On August 2, 2019, the Debtors filed the Joint Chapter 11 Plan of Reorganization for Legacy Reserves Inc. and its Debtor Affiliates (as amended, modified or supplemented from time to time, the “Plan”) with the Bankruptcy Court.

On November 15, 2019, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan, and on December 11, 2019 (the “Effective Date”), the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases.

Operating Regions

Permian Basin. The Permian Basin, one of the largest and most prolific oil and natural gas producing basins in the United States, was discovered in 1921 and extends over 100,000 square miles in West Texas and southeast New Mexico. It is characterized by oil and natural gas fields with long production histories and multiple producing formations. These stacked formations have been further drilled and produced following the advent and refinement of horizontal drilling. Currently, the majority of the rigs running in the Permian Basin are drilling horizontal wells. The Permian Basin has historically been our largest operating region. Our producing wells in the Permian Basin are generally characterized as oil wells that also produce high-Btu casinghead gas with significant NGL content.

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

Mid-Continent. Our properties in the Mid-Continent region are located in Oklahoma. These properties were acquired in 2007.

Our proved reserves by operating region as of December 31, 2019 are as follows:

Proved Reserves by Operating Region as of December 31, 2019
Operating Regions	Oil (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)	Total (MBoe)	% Liquids	% PDP	% Total
Permian Basin	36,407	90,078	825	52,245	71%	91%	41%
East Texas	66	220,586	138	36,969	1%	100%	29%
Rocky Mountain	5,167	153,118	5,177	35,864	29%	100%	28%
Mid-Continent	625	4,309	802	2,145	67%	91%	2%
Total	42,265	468,091	6,942	127,223	39%		100%

Development Activities

Our development projects are primarily focused on drilling and completing new wells, but also include accessing additional productive or improving existing formations in existing well-bores, and artificial lift equipment enhancement, as well as secondary (waterflood) and tertiary recovery projects.

The table below details the activity in our PUD locations from December 31, 2018 to December 31, 2019:

	Gross Locations	Net Locations	Net Volume (MBoe)
Balance, December 31, 2018	32	20.4	6,194
PUDs converted to PDP by drilling	(8)	(4.9)	(2,411)
PUDs removed from future drilling schedule (a)	(8)	(3.5)	(1,259)
Extensions and discoveries (b)	10	5.1	2,183
Other	—	(0.1)	(140)
Balance, December 31, 2019	26	17.0	4,568
________________

(a)These PUD locations were removed from our PUD inventory because of non-consenting working interest owners. Due to their ownership level, their consent is required in order to develop the PUD.
(b) PUDs removed due to performance or added due to extensions and discoveries are those PUDs removed or added, as applicable, due to new or revised engineering, geologic and economic evaluations such as offset well production data, the drilling of offset wells, new geologic data or changes in projected capital costs or product prices. PUDs are removed or added depending on whether the technical criteria for the proved undeveloped reserve classification is satisfied and, in the case of additions due to performance, whether the well is scheduled to be drilled within five years after initial recognition as proved reserves.
The increases in PUDs due to extensions and discoveries were driven by offset drilling in connection with our drilling program in the Permian Basin, which includes the horizontal Spraberry, horizontal Wolfcamp and horizontal Bone Spring wells.
As of December 31, 2019, we identified 11 gross (9.5 net) recompletion and fracture stimulation projects.

Excluding any potential acquisitions, we expect to make capital expenditures of approximately $55 million during the year ending December 31, 2020.

A significant portion of our horizontal operated development activity in the Permian Basin has been pursued through our development agreement (as amended, the "Development Agreement") entered into in 2015 with Jupiter JV, LP ("Investor"), which was formed by certain of TPG Sixth Street Partners' investment funds. Our capital resources and liquidity have benefited from our interest in the development activity under the Development Agreement as described below.

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

The Acceleration Payment was funded by a $145 million draw under our Term Loan Credit Agreement dated as of October 25, 2016, among Legacy Reserves LP, as borrower, the guarantors party thereto, Cortland Capital Market Services LLC, as administrative agent, and the lenders party thereto (the "Term Loan Credit Agreement").

Oil and Natural Gas Derivative Activities

In order to mitigate price risk for a portion of our oil and natural gas production, we enter into oil and natural gas derivative contracts from time to time. At December 31, 2019, we had in place oil and natural gas derivatives covering portions of our estimated future oil and natural gas production. Our derivative contracts are in the form of fixed price swaps for NYMEX WTI oil; fixed price swaps for NYMEX Henry Hub; fixed price swaps for the Midland-to-Cushing oil differentials; fixed price swaps for WAHA basis differentials; and fixed price swaps for CIG-Rockies basis differentials.

Marketing and Major Purchasers

For the period December 11, 2019 to December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), and the years ended December 31, 2018, and 2017 (Predecessor), Legacy sold oil, NGL and natural gas production representing 10% or more of total revenues to the purchasers as detailed in the table below.

	Successor	Predecessor
	Period from	Period from
	December 11, 2019	January 1, 2019
	to December 31,	to December 10,	Year Ended December 31,
	2019	2019	2018	2017
Plains Marketing, LP	15%	19%	20%	10%
Trafigura	21%	19%	9%	1%
Rio Energy International Inc (1)	—%	2%	13%	9%
(1) Less than 1% for the period ended December 11, 2019 to December 31, 2019 (Successor).

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

Environmental Matters and Regulation

General. Our operations are subject to stringent and complex federal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things:

•require the acquisition of various permits before drilling commences;

•restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling and production activities;

•limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

•require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

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

Air Emissions. The Federal Clean Air Act, and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Federal Clean Air Act and associated state laws and regulations. In addition, more stringent federal, state and local regulations could result in increased costs and the need for operational changes. Finally, the EPA issued rules in May 2016 covering methane emissions from new oil and natural gas industry operations which could result in additional costs and restrictions on our operations. In September 2019, the EPA issued proposed amendments to the 2016 rule that would rescind methane emissions standards for the oil and gas industry.

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

In 2009, the EPA began to adopt regulations that would require a reduction in emissions of greenhouse gases from certain stationary sources and has required monitoring and reporting for other stationary sources, including the oil and natural gas production industry. In May 2016, the EPA finalized regulations that establish new controls for emissions of methane and volatile organic compounds from oil and natural gas operations. In September 2019, EPA released proposed amendments to the new source performance standards (“NSPS”) for the oil and gas industry, which would remove all sources in the transmission and storage segments of the industry from regulation under the NSPS and would rescind the methane requirements in the 2016 NSPS that apply to sources in the production and processing segments of the industry. Additional regional, federal or state requirements may be imposed in the future. New legislation or regulatory programs that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse effect on our operations and demand for our products. Currently, our operations are not adversely impacted by existing state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. For instance, we did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2019. Additionally, as of the date of this document, we are not aware of any environmental issues or claims that require material capital expenditures during 2020. However, we cannot assure investors that the passage of more stringent laws or regulations in the future will not have a negative impact on our financial position or results of operations.

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

Drilling and Production. Our operations are subject to various types of regulation at federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties and municipalities, in which we operate also regulate one or more of the following:

•the location of wells;
•the method of drilling and casing wells;
•the surface use and restoration of properties upon which wells are drilled;
•the plugging and abandoning of wells; and
•notice to surface owners and other third parties.
State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally regulate and seek to restrict the venting or flaring of natural gas and impose requirements regarding the ratability of production. As of April 2020, some states, including Texas and Oklahoma, have considered proration of oil production in response to market conditions. These laws and regulations, and any future laws or regulations, may limit the amount of oil and natural gas we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

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

Employees

As of December 31, 2019, we had 317 employees, none of whom are subject to collective bargaining agreements. We also contract for the services of independent consultants involved in land, engineering, regulatory, accounting, financial and other disciplines as needed. We believe that we have a favorable relationship with our employees.

Offices

Our principal offices are located in Midland, Texas at 303 W. Wall Street. In addition to our principal offices, we have regional offices located in Cody, Wyoming, and in The Woodlands, Texas.

Available Information

Additional information can be found on our website, www.legacyreserves.com. The information on our website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of our other filings with the U.S. Securities Exchange Commission ("SEC"). On January 2, 2020, we provided certification and notice of termination of the registration of our common stock under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”), and therefore, do not have an ongoing obligation to file certain reports pursuant to Section 13 or 15(d) of the Exchange Act.

ITEM 1A.RISK FACTORS

None.

ITEM 1B.UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.PROPERTIES

As of December 31, 2019, we owned interests in producing oil and natural gas properties in 530 fields in the Permian Basin, East Texas, Piceance Basin of Colorado, Wyoming, North Dakota, Montana, Oklahoma and several other states, from 8,952 gross productive wells of which 2,770 are operated and 6,182 are non-operated. The following table sets forth information about our proved oil and natural gas reserves as of December 31, 2019. The PV-10 amounts shown in the table are not intended to represent the current market value of our estimated oil and natural gas reserves. PV-10 is a computation of the standardized measure of discounted future net cash flows on a pre-tax basis. For a definition of “standardized measure,” please see the glossary of terms at the beginning of this annual report on Form 10-K.

	As of December 31, 2019
	Proved Reserves			PV-10 (b)
Field or Region	MMBoe	R/P (a)	% Oil and NGLs	Amount	% of Total
				($ in Millions)
Spraberry Field (c)	24.2	7.4	70%	$308.8	38%
Lea Field	7.7	5.3	71	111.1	14
East Texas (d)	36.7	9.8	—	92.4	12
Piceance Basin (e)	30.8	10.4	18	50.2	6
Total — Top 4	99.4	8.7	28%	$562.6	70%
All others	27.8	7.0	76	243.6	30
Total	127.2	8.3	39%	$806.2	100%
__________________
(a)Reserves as of December 31, 2019 divided by annualized fourth quarter production volumes.
(b)PV-10 is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. PV-10 is a computation of the standardized measure on a pre-tax basis. We believe that the presentation of PV-10 is relevant and useful to investors because it presents the discounted future net cash flows attributable to our estimated proved reserves prior to taking into account future corporate income taxes, and it is a useful measure for evaluating the relative monetary significance of our oil and natural gas assets. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas assets. PV-10, however, is not a substitute for the standardized measure of discounted future net cash flows. Our PV-10 measure and the standardized measure of discounted future net cash flows do not purport to present the fair value of our oil and natural gas reserves. The below table provides a reconciliation of the GAAP standardized measure to PV-10 (non-GAAP) at December 31, 2019.

December 31,
2019
(In millions)
Standardized measure of discounted net cash flows	$716,734
Present value of future income taxes discounted at 10%	89,460
PV-10	806,194
(c)As the Spraberry Field contains 24,212 MBoe, or 19.0% of total proved reserves of 127,223 MBoe, the following table presents the production, by product, for the Spraberry Field.

	Successor	Predecessor
	Period from	Period from
	December 11, 2019	January 1, 2019
	to December 31,	to December 10,	Year Ended December 31,
(In thousands, except daily production)	2019	2019	2018	2017

Oil (MBbls)	186	1,908	2,230	1,167
Natural gas liquids (Mgal)	26	414	150	271
Natural gas (MMcf)	268	4,040	3,973	2,130
Total (Mboe)	231	2,591	2,896	1,528
Average daily production (Boe per day)	11,014	7,533	7,934	4,186

(d)As East Texas contains 36,713 MBoe, or 28.9% of total proved reserves of 127,223 MBoe, the following table presents the production, by product, for East Texas.

	Successor	Predecessor
	Period from	Period from
	December 11, 2019	January 1, 2019
	to December 31,	to December 10,	Year Ended December 31,
(In thousands, except daily production)	2019	2019	2018	2017

Oil (MBbls)	1	10	10	15
Natural gas liquids (Mgal)	53	910	986	1,139
Natural gas (MMcf)	1,302	21,718	24,517	27,737
Total (Mboe)	219	3,651	4,120	4,665
Average daily production (Boe per day)	10,441	10,614	11,288	12,781

(e)As the Piceance Basin contains 30,819 MBoe, or 24.2% of total proved reserves of 127,223 MBoe, the following table presents the production, by product, for the Piceance Basin.

	Successor	Predecessor
	Period from	Period from
	December 11, 2019	January 1, 2019
	to December 31,	to December 10,	Year Ended December 31,
(In thousands, except daily production)	2019	2019	2018	2017

Oil (MBbls)	2	31	38	48
Natural gas liquids (Mgal)	1,364	22,131	31,237	22,110
Natural gas (MMcf)	737	16,658	19,387	22,065
Total (Mboe)	157	3,334	4,013	4,252
Average daily production (Boe per day)	7,491	9,693	10,995	11,649

Summary of Oil and Natural Gas Properties and Projects

Our most significant fields and regions are Spraberry, East Texas, Lea and Piceance Basin. As of December 31, 2019, these four areas accounted for approximately 70% of our PV-10 and 78% of our total estimated proved reserves.

Spraberry Field. The Spraberry field is located in Andrews, Howard, Midland, Martin, Reagan and Upton Counties, Texas. This Spraberry field summary includes wells in the War San field which produce from the same formations and in the same area as our Spraberry field wells. This field produces from Spraberry and Wolfcamp age formations from 5,000 to 11,000 feet. We operate 163 active wells (158 producing, 5 injecting) in this field with working interests ranging from 12.9% to 100% and net revenue interests ranging from 9.6% to 90.8%. We also own another 283 non-operated wells (279 producing, 4 injecting). As of December 31, 2019, our properties in the Spraberry field contained 24,212 MBoe (70.1% liquids) of net proved reserves with a PV-10 of $308.8 million. The average net daily production from this field was 8,952 Boe/d for the fourth quarter of 2019. The estimated reserve life (R/P) for this field is 7.4 years based on the annualized fourth quarter production rate.

11 wells were drilled on our properties in the Spraberry field in 2019. We have identified 13 more proved undeveloped projects, all of which are horizontal Wolfcamp or horizontal Spraberry locations. We have also identified numerous unproved drilling locations in this field.

Lea Field. The Lea field is located in Lea County, New Mexico. Our Lea field properties consist primarily of interests in the Lea Unit. The majority of the production from these properties is from the Bone Spring formation at depths of 9,500 feet to 11,500 feet. These properties also produce from the Morrow, Devonian, Delaware and Pennsylvania formations at depths ranging from 6,500 feet to 14,500 feet. We operate 54 wells (54 producing, 0 injecting) in the Lea field with working interests ranging from 28.0% to 93.2% and net revenue interests ranging from 29.2% to 78.0%. As of December 31, 2019, our properties in the Lea field contained 7,676 MBoe (71% liquids) of net proved reserves with a PV-10 of $111.1 million. The average net daily production from this field was 4,000 Boe/d for the fourth quarter of 2019. The estimated reserve life (R/P) of the field is 5.3 years based on the annualized fourth quarter production rate.

3 wells were drilled on our properties in the Lea field in 2019. Our engineers have identified two behind-pipe or proved developed non-producing recompletion projects in this field. We have also identified numerous unproved horizontal drilling locations in this field.

East Texas. Legacy's wells in the East Texas Basin are primarily located in Freestone, Leon and Robertson Counties, Texas. The wells in our East Texas fields are produced from multiple fields and formations which primarily include the Bossier and Cotton Valley formations at depths of approximately 12,000 to 14,000 feet. Legacy owns approximately 20,000 net undeveloped acres in the Shelby Trough and approximately 17,000 net undeveloped acres in the Freestone Cotton Valley. Legacy operates 879 active wells (874 producing, 5 injecting) in East Texas with working interests ranging from 20.0% to 100% and net revenue interests ranging from 3.2% to 100.0%. We also own another 529 non-operated wells (512 producing, 17 injecting). As of December 31, 2019, our properties in East Texas contained 36,713 MBoe of net proved reserves with a PV-10 of $92.4 million. The average net daily production from this field was 10,222 Boe/d for the fourth quarter of 2019. The estimated reserve life (R/P) for this field is 9.8 years based on the annualized fourth quarter production rate.

Piceance Basin. Legacy's wells in the Piceance Basin are located in Garfield County, Colorado in the Grand Valley, Parachute and Rulison fields. Most of the wells in these fields produce from the Williams Fork formation at depths of approximately 7,000 to 9,000 feet and some wells produce from the Wasatch formation at depths of 1,600 to 4,000 feet. Legacy's ownership in this basin is comprised of non-operated interests in 2,676 active wells acquired in 2014. As of December 31, 2019, our properties in the Piceance Basin contained 30,819 MBoe (18% liquids) of net proved reserves with a PV-10 of $50.2 million. The average net daily production from this field was 8,122 Boe/d for the fourth quarter of 2019. The estimated reserve life (R/P) for this field is 10.4 years based on the annualized fourth quarter production rate.

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

The following information represents estimates of our proved reserves as of December 31, 2019, 2018 and 2017. These reserve estimates have been prepared in compliance with the SEC rules and accounting standards using current costs and the average annual prices based on the unweighted arithmetic average of the first-day-of-the-month price for each month in the years ended December 31, 2019, 2018 and 2017. As a result of this methodology, we used an average WTI posted price of $55.69 per Bbl for oil and an average Platts' Henry Hub natural gas price of $2.58 per MMBtu to calculate our estimate of proved reserves as of December 31, 2019. Please see the table below.

	As of December 31,
	2019	2018	2017
Reserve Data:
Estimated net proved reserves:
Oil (MMBbls)	42.3	52.1	51.1
Natural Gas Liquids (MMBbls)	6.9	9.2	9.5
Natural Gas (Bcf)	468.1	621.7	716.1
Total (MMBoe)	127.2	164.9	180.0
Proved developed reserves (MMBoe)	122.7	158.7	172.0
Proved undeveloped reserves (MMBoe)	4.6	6.2	8.0
Proved developed reserves as a percentage of total proved reserves	96%	96%	96%
PV-10 (in millions) (a)	$806.2	$1,350.0	$1,172.1
Oil and Natural Gas Prices(b)
Oil - WTI per Bbl	$55.69	$65.56	$47.79
Natural gas - Henry Hub per MMBtu	$2.58	$3.10	$2.98
____________________

(a)PV-10 is the present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with assumptions required by the Financial Accounting Standards Board ("FASB") and the SEC (using current costs and the average annual prices based on the unweighted arithmetic average of the first-day-of-the-month price) without giving effect to non-property related expenses such as general administrative expenses and debt service or to depletion, depreciation and amortization or future income taxes and discounted using an annual discount rate of 10%. For the purpose of calculating the PV-10, the costs and prices are unescalated. PV-10 does not give effect to derivative transactions. For a description of our derivative transactions, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Investing Activities.” Oil and natural gas prices as of each date are based on the unweighted arithmetic average of the first-day-of-the-month price for each month as posted by Plains Marketing L.P. and Platts Gas Daily for oil and natural gas, respectively, with these representative prices adjusted by property to arrive at the appropriate net sales price, which is held constant over the economic life of the property.

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

Legacy’s Vice President - Corporate Reserves and Planning is the reservoir engineer primarily responsible for overseeing the preparation of reserve estimates by the third-party engineering firm, LaRoche. He has held a wide variety of technical and supervisory positions during a 24-year career with three publicly traded oil and natural gas producing companies, including Legacy. He has over 10 years of SEC & SPE reserve report preparation experience for domestic and international companies. For the professional qualifications of the primary person responsible for the third-party reserve evaluation, please see the last paragraph of Exhibit 99.1 - Summary Reserve Report from LaRoche Petroleum Consultants, Ltd.

Production and Price History

The following table sets forth a summary of unaudited information with respect to our production and sales of oil and natural gas for the period December 11 to December 31, 2019 (Successor), period January 1, to December 10, 2019 (Predecessor), and the years ended December 31, 2018 and 2017 (Predecessor):

	Successor	Predecessor
	Period from	Period from
	December 11, 2019	January 1, 2019
	to December 31,	to December 10,	Year Ended December 31,
	2019	2019	2018	2017(a)
Production:
Oil (MBbls)	398	5,695	6,629	5,032
Natural gas liquids (MGal)	1,944	32,683	41,549	38,159
Gas (MMcf)	2,893	51,754	58,457	62,833
Total (MBoe)	926	15,099	17,361	16,413
Average daily production (Boe per day)	44,095	43,892	47,564	44,967
Average sales price per unit (excluding commodity derivative cash settlements):
Oil (per Bbl)	$58.32	$52.84	$56.64	$47.59
NGL (per Gal)	$0.47	$0.43	$0.67	$0.65
Gas (per Mcf)	$2.08	$1.96	$2.59	$2.74
Combined (per Boe)	$32.55	$27.58	$31.96	$26.58
Average sales price per unit (including commodity derivative cash settlements):
Oil (per Bbl)	$58.49	$54.38	$54.10	$49.94
NGL (per Gal)	$0.47	$0.43	$0.67	$0.65
Gas (per Mcf)	$2.08	$2.25	$2.68	$2.93
Combined (per Boe)	$32.63	$29.15	$31.29	$28.05
Average unit costs per Boe:
Production costs, excl'd production and other taxes	$10.45	$10.87	$11.02	$10.58
Ad valorem taxes	$0.10	$0.60	$0.51	$0.59
Production and other taxes	$1.69	$1.48	$1.70	$1.21
General and administrative, excl'd transaction costs and LTIP	$1.59	$2.76	$2.25	$2.07
Total general and administrative	$1.59	$5.12	$4.21	$3.01
Depletion, depreciation and amortization	$6.75	$10.39	$9.22	$7.73
____________________

(a)Includes the production and operating results of the properties acquired as a part of our asset acquisition in conjunction with the Acceleration Payment from the closing date on August 1, 2017 through December 31, 2017.

Productive Wells

The following table sets forth information at December 31, 2019 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the product of our fractional working interests owned in gross wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Operated	1,659	1,185	1,111	994	2,770	2,179
Non-operated	2,316	233	3,866	1,164	6,182	1,397
Total	3,975	1,418	4,977	2,158	8,952	3,576

Developed and Undeveloped Acreage

The following table sets forth information as of December 31, 2019 relating to our leasehold acreage.

	Developed Acreage(a)		Undeveloped Acreage(b)		Total Acreage
	Gross(c)	Net(d)	Gross(c)	Net(d)	Gross(c)	Net(d)
Total	852,851	431,767	197,268	60,752	1,050,119	492,519
____________________
(a)Developed acres are acres spaced or assigned to productive wells or wells capable of production.
(b)Undeveloped acres include acres held by production but not currently allocated or assigned to producing wells or wells capable of production and acres not held by production and subject to the primary term of the leases, regardless of whether such acreage contains proved reserves. The majority of our proved undeveloped locations are located on acreage currently held by production. As the economic viability of any potential oil and natural gas development related to the acres not held by production is remote, we have assigned minimal value to our acreage not held by production and thus the minimum remaining term of those leases is immaterial to us.
(c)A gross acre is an acre in which we own a working interest. The number of gross acres is the total number of acres in which we own a working interest.
(d)A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the product of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Drilling Activity

The following table sets forth information with respect to wells completed by Legacy during the years ended December 31, 2019, 2018 and 2017. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the numbers of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of oil and natural gas, regardless of whether they produce a reasonable rate of return.

	Year Ended December 31,
	2019	2018	2017
Gross:
Development
Productive	29	54	42
Dry	—	—	—
Total	29	54	42
Exploratory
Productive	—	—	—
Dry	—	—	—
Total	—	—	—
Net:
Development
Productive	12.4	27.6	27.4
Dry	—	—	—
Total	12.4	27.6	27.4
Exploratory
Productive	—	—	—
Dry	—	—	—
Total	—	—	—

Summary of Development Projects

For the year ended December 31, 2019, we invested approximately $102.1 million in implementing our development strategy, including $69.3 million related to the drilling and completion of 29 gross (12.4 net) development wells. The remaining $32.8 million was comprised of the development of proved undeveloped reserves still in process, recompletions, fracture stimulation projects and various infrastructure capital. We estimate that our capital expenditures for the year ending December 31, 2020 will be approximately $55.0 million for development drilling, recompletions and fracture stimulation and other development-related projects to implement this strategy. Over 90% of this capital is expected to be deployed in the Permian Basin. We will consider adjustments to this capital program based on our assessment of market conditions for oil and natural gas.

Present Activities

As of December 31, 2019, we were not in the process of drilling or completing any wells.

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

Derivative Activity

We enter into derivative transactions with unaffiliated third parties with respect to oil and natural gas prices to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in oil and natural gas prices. We have entered into derivative contracts in the form of fixed price swaps for NYMEX WTI oil, NYMEX Henry Hub natural gas as well as Midland-to-Cushing crude oil, WAHA and CIG-Rockies basis differentials. All of these commodity contracts were executed in a costless manner, requiring no payment of premiums. Furthermore, none of our current derivative counterparties require us to post collateral. For a more detailed discussion of our derivative activities, please read “Business—Oil and Natural Gas Derivative Activities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cash Flow from Operations.”

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

ITEM 3.LEGAL PROCEEDINGS

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

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock. As of April 27, 2020, there were 61,062,850 shares of common stock outstanding, held by approximately 296 stockholders of record. This number reflects only the stockholders of record, and does not reflect all beneficial owners of common stock, such as those who hold their common stock through a broker.

ITEM 6.SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this annual report on Form 10-K. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report, particularly in “Cautionary Statement Regarding Forward-Looking Information,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, actual results may differ materially from those anticipated or implied in the forward-looking statements.

Overview

Because of our historical growth through acquisitions and development of properties as well as large fluctuations in commodity prices, historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results. The operating results of the properties acquired as a part of our asset acquisition in conjunction with the acceleration payment (the "Acceleration Payment") under our joint development agreement with TPG Sixth Street Partners (the "JDA") have been included since August 1, 2017.

Emergence from Voluntary Reorganization under Chapter 11 Proceedings and Fresh Start Accounting

Upon the Company’s emergence from the Chapter 11 Cases, the Company adopted fresh-start accounting in accordance with the provisions set forth in ASC 852. As a result of the application of fresh-start accounting, as well as the effects of the implementation of the Plan, the consolidated financial statements on or after the Effective Date are not comparable with the consolidated financial statements prior to the Effective Date. Refer to Note 1 of the Notes to Consolidated Financial Statements for additional information.

References to the “Successor” or “Successor Company” refer to the financial position and results of operations of the new reorganized Company subsequent to the Effective Date. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the Effective Date.

Trends Affecting Our Business and Operations

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

Outlook. Crude oil prices have recently experienced a severe decrease due to the general economic downturn as a result of the COVID-19 pandemic and recent actions by Organization of the Petroleum Exporting Countries (“OPEC”) nations. The COVID-19 pandemic and the measures taken by governmental authorities in response thereto, such as travel bans, shelter-in-place orders, quarantines, and increased border and port controls and closures, have disrupted economic activity and increased the potential for an economic downturn. Moreover, the resulting reductions in travel and transportation have depressed global demand for oil and its byproducts. In its Oil Market Report for April 2020, the International Energy Agency reported that global oil demand is expected to fall by 9.3 million barrels per day year-on-year in 2020, and that refinery intake is also expected to decrease with widespread run cuts and shutdowns globally as a result of lower demand.

Furthermore, crude oil prices have been impacted by increased supply by OPEC nations, although, as of April 2020, Russia and OPEC have reached a tentative agreement on production cuts. Other countries, including the U.S. and Canada, are expected to reduce production as well. As of April 2020, some states, including Texas and Oklahoma, are considering proration of oil production in response to market conditions, which could limit the amount of oil and natural gas we can produce from our wells or limit the number of wells or the locations at which we can drill.

Many uncertainties remain regarding the COVID-19 pandemic and the disruption in the oil market, and it is impossible at this time to predict the full economic impact and the impact on our business. Due to these and other factors, the potential for a near or medium term recovery in crude oil prices is uncertain. The outlook for natural gas prices also remains uncertain. Many oil and natural gas companies have responded by announcing intentions to drastically cut drilling and completions activities. Our 2020 capital expenditures budget of approximately $55 million does not contain significant amounts necessary to maintain leasehold and is subject to significant change based on management’s view of commodity prices. We continue to monitor and evaluate any developments with respect to market conditions for oil and natural gas and the COVID-19 pandemic, though we cannot guarantee that any measures we take in response thereto will be entirely effective or effective at all.

In the event that cash flows from operations are greater than we currently anticipate, whether as a result of increased commodity prices, reduced interest expense or otherwise, or additional external financing sources become available to us, we intend to pay down our debt.
Our future growth will depend on our ability to continue to add reserves in excess of production. Our ability to add reserves through organic development projects and acquisitions is dependent upon many factors including our ability to raise capital, obtain regulatory approvals and contract drilling rigs and completions equipment and personnel.
Our revenues are highly sensitive to changes in oil and natural gas prices and to levels of production. As set forth under “Investing Activities,” we have entered into oil and natural gas derivatives designed to mitigate the effects of price fluctuations covering a portion of our expected production, which allows us to mitigate, but not eliminate, oil and natural gas price risk. By removing a portion of our price volatility on our future oil and natural gas production through 2023, we have mitigated, but not eliminated, the potential effects of changing oil and natural gas prices on our cash flows from operations for those periods. Commodity prices may decrease, which could alter our acquisition and development plans, and adversely affect our growth strategy and ability to access additional capital in the capital markets and through our revolving credit facility. We continuously conduct financial sensitivity analyses to assess the effect of changes in pricing and production. These analyses allow us to determine how changes in oil and natural gas prices will affect our ability to execute our development plans and to meet future financial obligations. Further, the financial analyses allow us to monitor any impact such changes in oil and natural gas prices may have on the value of our proved reserves and their impact on any redetermination to our borrowing base under our revolving credit facility.
Operating Data (In thousands, except per unit data and production)
The following table sets forth our selected financial and operating data for the periods indicated.

	Successor	Predecessor
	Period from	Period from	Year Ended December 31,
	December 11, 2019	January 1, 2019
	to December 31,	to December 10,
	2019	2019	2018	2017(b)
(In thousands, except per unit data and production)
Revenues
Oil sales	$23,232	$300,905	$375,444	$239,448
Natural gas liquids sales	916	14,082	27,750	24,796
Natural gas sales	6,016	101,488	151,667	172,057
Total revenues	$30,164	$416,475	$554,861	$436,301
Expenses:
Oil and natural gas production	$9,685	$164,100	$191,345	$173,599
Ad valorem taxes	94	9,132	8,940	9,620
Total	$9,779	$173,232	$200,285	$183,219
Exploration Expense	$750	$—	$—	$—
Production and other taxes	$1,564	$22,371	$29,532	$19,825
General and administrative, excluding transaction costs and LTIP	$1,470	$41,675	$39,041	$34,006
Transaction costs	—	20,898	5,635	8,769
LTIP expense	—	14,791	28,362	6,597
Total general and administrative	$1,470	$77,364	$73,038	$49,372

Reorganization expense	$—	$(447,901)	$—	$—
Depletion, depreciation, amortization and accretion	$6,259	$156,935	$159,998	$126,938
Commodity derivative cash settlements:
Oil derivative cash settlements (paid)/received	67	8,773	(16,845)	11,840
Natural gas derivative cash settlements received	9	14,914	5,130	12,316
Total commodity derivative cash settlements	76	23,686	(11,715)	24,156
Production:
Oil (MBbls)	398	5,695	6,629	5,032
Natural gas liquids (MGal)	1,944	32,683	41,549	38,159
Natural gas (MMcf)	2,893	51,754	58,457	62,833
Total (MBoe)	926	15,099	17,361	16,413
Average daily production (Boe/d)	44,095	43,892	47,564	44,967
Average sales price per unit (excluding commodity derivative cash settlements):
Oil price (per Bbl)	$58.32	$52.84	$56.64	$47.59
Natural gas liquids price (per Gal)	$0.47	$0.43	$0.67	$0.65
Natural gas price (per Mcf)(a)	$2.08	$1.96	$2.59	$2.74
Combined (per Boe)	$32.55	$27.58	$31.96	$26.58
Average sales price per unit (including commodity derivative cash settlements):
Oil price (per Bbl)	$58.49	$54.38	$54.10	$49.94
Natural gas liquids price (per Gal)	$0.47	$0.43	$0.67	$0.65
Natural gas price (per Mcf)(a)	$2.08	$2.25	$2.68	$2.93
Combined (per Boe)	$32.63	$29.15	$31.29	$28.05
Average WTI oil spot price (per Bbl)	$56.98	$56.98	$65.23	$50.80
Average Henry Hub natural gas spot price (per MMBtu)	$2.56	$2.56	$3.15	$2.99
Average unit costs per Boe:
Production costs, excluding production and other taxes	$10.45	$10.87	$11.02	$10.58
Ad valorem taxes	$0.10	$0.60	$0.51	$0.59
Production and other taxes	$1.69	$1.48	$1.70	$1.21
General and administrative, excluding transaction costs and LTIP	$1.59	$2.76	$2.25	$2.07
Total general and administrative	$1.59	$5.12	$4.21	$3.01
Depletion, depreciation, amortization and accretion	$6.75	$10.39	$9.22	$7.73
____________________
(a)We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content contained within those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, our realized natural gas prices in the Permian Basin and for Legacy as a whole are higher than Henry Hub natural gas index prices due to this NGL content.
(b)Includes the production and operating results of the properties acquired as a part of our asset acquisition in conjunction with the Acceleration Payment from the closing date on August 1, 2017 through December 31, 2017 and thereafter.

Results of Operations

Period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor) Compared to Year Ended December 31, 2018 (Predecessor)

Legacy’s revenues from the sale of oil were $23.2 million, $300.9 million and $375.4 million for the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively. Legacy’s revenues from the sale of NGLs were $0.9 million, $14.1 million and $27.8 million for the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively. Legacy’s revenues from the sale of natural gas were $6.0 million, $101.5 million and $151.7 million for the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively. The $51.3 million decrease in oil revenue reflects a decrease in oil production of 536 MBbls (8%) and a decrease in average realized price of $3.44 per Bbl (6%) to $53.20 for the year ended December 31, 2019 from $56.64 for the year ended December 31, 2018. The decrease in realized oil price was primarily caused by a decrease in the average WTI crude oil price of $8.25 and partially offset by improved realized regional differentials. The decrease in production is primarily due to reduced horizontal drilling activity of our Permian Basin horizontal assets as well as natural declines. The $12.8 million decrease in NGL revenues reflects a decrease in realized NGL price of $0.24 per Gal (36%) to $0.43 per Gal for the year ended December 31, 2019 from $0.67 per Gal for the year ended December 31, 2018 and a decrease in NGL production of 6,922 MGals (17%) during 2019. The decrease in NGL production is primarily due to decreased ethane recoveries from our Piceance natural gas properties. The $44.2 million decrease in natural gas revenues reflects a decrease of our realized natural gas prices as well as a decrease in our natural gas production volumes. Average realized gas prices decreased by $0.62 per Mcf (24%) to $1.97 per Mcf for the year ended December 31, 2019 from $2.59 per Mcf for the year ended December 31, 2018, primarily due to worsening realized regional differentials and a decrease in the average NYMEX Henry Hub natural gas price of $0.59 per Mcf. Our natural gas production decreased by approximately 3,810 MMcf (7%), primarily due to due to natural production declines in our East Texas and Piceance Basin properties as well as third-party plant and gathering interruptions resulting in production shut-ins.

For the period of December 11, 2019 through December 31, 2019 (Successor) and the period of January 1, 2019 through December 10, 2019 (Predecessor), Legacy recorded $6.3 million and $50.3 million of net losses on oil and natural gas derivatives, respectively. Commodity derivative gains and losses represent the changes in fair value of our commodity derivative contracts during the period and are primarily based on oil and natural gas futures prices. The net loss recognized during 2019 was primarily due to the increase in oil futures prices for periods beyond 2019, which decreased the fair value of our derivatives in such periods, partially offset by cash received on oil and natural gas derivative contracts during the year. For the year ended December 31, 2018 (Predecessor), Legacy recorded $49.2 million of net gains on oil and natural gas derivatives. The net gain recognized during 2018 was primarily due to the decrease in oil futures prices for periods beyond 2018, which increased the fair value of our derivatives in such periods, partially offset by cash payments on oil derivative contracts during the year. Settlements of such contracts resulted in cash (payments)/receipts of $0.1 million, $23.7 million and $(11.7) million for the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively.

Legacy’s oil and natural gas production expenses, excluding ad valorem taxes, were $9.7 million ($10.45 per Boe), $164.1 million ($10.87 per Boe) and $191.3 million ($11.02 per Boe) for the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively. This decrease in the most recent periods can be attributed to general cost containment activities as well as decreased marketing fees in our Piceance Basin properties. These decreases resulted in decreased production expenses per Boe for the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor) compared to year ended December 31, 2018 (Predecessor). Legacy’s ad valorem tax expenses were $0.1 million, $9.1 million and $8.9 million for the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor), respectively. The increase in the most recent periods was primarily due to increased ad valorem taxes related to our Piceance Basin properties.
Legacy’s production and other taxes were $1.6 million, $22.4 million and $29.5 million for the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively. Production and other taxes decreased in the most recent periods due to lower oil revenues in 2019. On a per Boe basis, production and other taxes decreased to $1.69, $1.48 compared to $1.70 for the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively due to lower realized oil prices.

Legacy’s general and administrative expenses were $1.5 million, $77.4 million and $73.0 million for the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively. General and administrative expenses increased in the most recent periods due to increased pre-bankruptcy legal and consulting expenses, partially offset by a reduction in LTIP expense.

Legacy’s depletion, depreciation, amortization and accretion expense, or DD&A $6.3 million, $156.9 million, $160.0 million for the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively. Our depletion rate per Boe, was $6.76, $10.39 and $9.22 for the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively. The increased per Boe amount for the period of January 1, 2019 through December 10, 2019 (Predecessor) compared to the year ended December 31, 2018 (Predecessor) is attributable to higher depletion rates across our historical properties primarily driven by declining reserve volumes due to price declines.

Impairment expense was zero, $105.5 million and $68.0 million for the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively. In the period of January 1, 2019 through December 10, 2019, Legacy recognized $105.5 million of impairment expense on 20 separate producing fields primary related to declining commodity prices, primarily natural gas. In 2018, Legacy recognized impairment expense of $58.7 million in 50 separate producing fields, due primarily to the further decline in oil and natural gas futures prices in late 2018 as well as increased expenses and well performance during the year ended December 31, 2018 (Predecessor), which decreased the expected future cash flows below the carrying value of the assets. Additionally, in 2018 we recorded impairment of $9.3 million related to unproved properties acquired since 2010 that, in the current and expected future commodity price environment, are no longer economically viable.

Interest expense was $1.6 million, $115.7 million and $117.0 million for the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively. The slight decrease in interest expense for the period of January 1, 2019 through December 1, 2019 (Predecessor) is primarily due to accelerated amortization related to our Term Loan Credit Agreement acceleration of indebtedness to May 31, 2019, mostly offset by discontinuance of interest on our debt due to our filing Chapter 11 bankruptcy on June 18, 2019. Cash (receipts)/payments on our interest rate swaps were zero, $1.9 million and $(1.3) million for the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively.

For the period of December 11, 2019 through December 31, 2019 (Successor), we did not record any gain on extinguishment of debt. For the period of January 1, 2019 through December 10, 2019 (Predecessor), we recorded $13.1 million on extinguishment of debt due to the exchange of our 6.625% Senior Notes due 2021 (the "2021 Senior Notes") and exchange and conversion of our 8% Convertible Senior Notes due 2023 ("2023 Convertible Notes" and, together with the Senior Notes, the "Notes") . During the year ended December 31, 2018, we recorded a gain on extinguishment of debt of $66.1 million due to (i) the repurchase of our 2021 Senior Notes and (ii) the exchange of our 8% Senior Notes due 2020 (the "2020 Senior Notes" and, together with the 2021 Senior Notes, the "Senior Notes") and our 2021 Senior Notes for our 2023 Convertible Notes.

For the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), income tax expense was zero, $0.1 million and $3.0 million, respectively. The effective income tax rates for the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor) were 0.21%, 0.1% and 6.3%, respectively. For the period of December 11, 2019 through December 31, 2019 (Successor), our effective tax rate differed from the statutory rate primarily due to non-deductible executive compensation, and the valuation allowance. For the period of January 1, 2019 through December 10, 2019 (Predecessor), our effective rate differed from the statutory rate primarily due to non-deductible debt restructuring expenses and the valuation allowance. For the year ended December 31, 2018 (Predecessor), our effective tax rate differed from the statutory rate primarily due to Legacy LP’s income not being subject to U.S. federal income tax, the 2023 Convertible Notes issuance, Texas margins tax, and the valuation allowance.

For the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), Legacy recognized reorganization expense of zero, $447.9 million and zero respectively. Reorganization items represent costs or income directly associated with the Chapter 11 Cases that have been incurred since June 18, 2019 (when we filed voluntary petitions for relief under Chapter 11), as well as gains from liabilities settled and fresh start accounting adjustments.

As a result of the items described above, Legacy recorded net income/(losses) of $3.1 million, $173.9 million and $43.8 million for the for the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively.

Year Ended December 31, 2018 (Predecessor) Compared to Year Ended December 31, 2017 (Predecessor)

Legacy’s revenues from the sale of oil were $375.4 million and $239.4 million for the years ended December 31, 2018 and 2017, respectively. Legacy’s revenues from the sale of NGLs were $27.8 million and $24.8 million for the years ended December 31, 2018 and 2017, respectively. Legacy’s revenues from the sale of natural gas were $151.7 million and $172.1 million for the years ended December 31, 2018 and 2017, respectively. The $136.0 million increase in oil revenue reflects an increase in oil production of 1597 MBbls (32%) and an increase in average realized price of $9.05 per Bbl (19%) to $56.64 for the year ended December 31, 2018 from $47.59 for the year ended December 31, 2017. The increase in realized oil price was primarily caused by an increase in the average WTI crude oil price of 14.43 and partially offset by worsening realized regional differentials. The increase in production is continued development of our Permian Basin horizontal assets as well as an increase in net well count under our JDA following the Acceleration Payment. The increase was partially offset by individually immaterial divestitures and natural declines. The $3.0 million increase in NGL revenues reflects an increase in realized NGL price of $0.02 per Gal (3%) to $0.67 per Gal for the year ended December 31, 2018 from $0.65 per Gal for the year ended December 31, 2017 and an increase in NGL production of 3,390 MGals (9%) during 2018. The increase in NGL production is primarily due to increased ethane recoveries from our Piceance natural gas properties. The $20.4 million decrease in natural gas revenues reflects a decrease of our realized natural gas prices as well as a decrease in our natural gas production volumes. Average realized gas prices decreased by $(0.14) per Mcf (5)% to $2.59 per Mcf for the year ended December 31, 2018 from $2.74 per Mcf for the year ended December 31, 2017, primarily due to worsening realized regional differentials partially offset by an increase in the average NYMEX Henry Hub natural gas price of 0.16 per Mcf. Our natural gas production decreased by approximately 4,376 MMcf (7)%, primarily due to natural production declines in our East Texas and Piceance Basin properties partially offset by increased production from the assets developed by our Permian Basin horizontal development program.

For the year ended December 31, 2018, Legacy recorded $49.2 million of net gains on oil and natural gas derivatives. Commodity derivative gains and losses represent the changes in fair value of our commodity derivative contracts during the period and are primarily based on oil and natural gas futures prices. The net gain recognized during 2018 was primarily due to decrease in oil futures prices for periods beyond 2018, which increased the fair value of our derivatives in such periods, partially offset by cash payments on oil derivative contracts during the year. For the year ended December 31, 2017, Legacy recorded $17.8 million of net gains on oil and natural gas derivatives. The net gain recognized during 2017 was primarily due to cash receipts and the decrease in natural gas futures prices for periods beyond 2017, which increased the fair value of our derivatives in such periods. Settlements of such contracts resulted in cash (payments)/receipts of $(11.7) million and $24.2 million during 2018 and 2017, respectively.

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

Legacy’s production and other taxes were $29.5 million and $19.8 million for the years ended December 31, 2018 and 2017, respectively. Production and other taxes increased due to higher total revenues in 2018. On a per Boe basis, production and other taxes increased to $1.70 for the year ended December 31, 2018 from $1.21 for the year ended December 31, 2017 due to higher realized oil prices.

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

Impairment expense was $68.0 million and $37.3 million for the years ended December 31, 2018 and 2017, respectively. In 2018, Legacy recognized $58.7 million of impairment expense in 50 separate producing fields, due primarily to the further decline in oil and natural gas futures prices in late 2018 as well as increased expenses and well performance during the year ended December 31, 2018, which decreased the expected future cash flows below the carrying value of the assets. Additionally, we recorded impairment of $9.3 million related to unproved properties acquired since 2010 that, in the current and expected future commodity price environment, are no longer economically viable. In 2017, Legacy recognized impairment expense of $37.3 million in 47 separate producing fields, due primarily to the further decline in oil and natural gas futures prices in early 2017 as well as increased expenses and well performance during the ended December 31, 2017, which decreased the expected future cash flows below the carrying value of the assets.

Interest expense was $117.0 million and $89.2 million for the years ended December 31, 2018 and 2017, respectively. The increase in interest expense is primarily due to interest expense on our Second Lien Term Loans issued in October 2016 partially offset by a reduction in bond interest expense due to repurchases of our 2021 Senior Notes completed during 2018. Cash (receipts)/payments on our interest rate swaps were $(1.3) million and $0.8 million in 2018 and 2017, respectively.

During the year December 31, 2018, we recorded a gain on extinguishment of debt of $66.1 million due to the repurchase of 2021 Senior Notes and exchange of Senior Notes for 2023 Convertible Notes.

Income tax expense was $3.0 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively. Income tax expense for both periods is primarily related to certain subsidiaries which were subject to corporate income tax prior to the Corporate Reorganization. The change in our income tax provision in 2018 was due to the Corporate Reorganization along with Legacy’s position to record a full valuation allowance. The effective income tax rates for the years ended December 31, 2018 and 2017 were 6.3% and (2.7)%, respectively. Our effective tax rate differed from the statutory rate primarily due to Legacy LP’s income not being subject to U.S. federal income tax, the 2023 Convertible Notes issuance, Texas margins tax, and the valuation allowance. For the year ended December 31, 2017, our effective tax rate differed from the statutory rate primarily due to Legacy LP’s loss not being subject to U.S. federal income tax and Texas margins tax.

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

Adjusted EBITDA is defined as net income (loss) plus:

•Interest expense;
•(Gain) loss on extinguishment of debt;
•Income tax expense (benefit);
•Depletion, depreciation, amortization and accretion;
•Impairment of long-lived assets;

•Loss (gain) on disposal of assets;
•Equity in (income) loss of equity method investees;
•Share-based compensation expense (benefit) related to LTIP unit awards accounted for under the equity or liability methods;
•Minimum payments received in excess of overriding royalty interest earned;
•Net (gains) losses on commodity derivatives;
•Net cash settlements received (paid) on commodity derivatives;
•Exploration expenses; and
•Transaction costs.
The following table presents a reconciliation of Legacy’s consolidated net income (loss) to Adjusted EBITDA for the period December 11 to December 31, 2019 (Successor), period January 1, to December 10, 2019 (Predecessor), and the years ended December 31, 2018 and 2017 (Predecessor):

	Successor	Predecessor
	Period from	Period from
	December 11, 2019	January 1, 2019
	to December 31,	to December 10,	Year Ended December 31,
(In thousands)	2019	2019	2018	2017
Net income (loss)	$3,050	$173,876	$43,833	$(53,897)
Plus:
Interest expense	1,607	115,660	117,008	89,206
Gain on extinguishment of debt	—	(13,105)	(66,066)	—
Income tax expense (benefit)	3	105	2,968	1,398
Depletion, depreciation, amortization and accretion	6,259	156,935	159,998	126,938
Impairment of long-lived assets	—	105,532	67,978	37,283
Loss (gain) on disposal of assets	(565)	2,130	(23,803)	1,606
Equity income (loss) of equity method investees	2	35	19	(17)
Unit-based compensation expense	—	14,791	28,362	6,597
Minimum payments received in excess of overriding royalty interest earned(a)	395	2,058	1,902	1,936
Net (gains) losses on commodity derivatives	6,292	50,294	(49,172)	(17,776)
Net cash settlements received on commodity derivatives	77	23,687	(11,715)	24,156
Exploration expense	750	—	—	—
Transaction and other restructuring related charges	—	(427,003)	5,635	8,769
Adjusted EBITDA	$17,870	$204,995	$276,947	$226,199
____________________
(a)  A portion of minimum payments received in excess of overriding royalties earned under a contractual agreement expiring December 31, 2019. The remaining amount of the minimum payments are recognized in net income.

For the period of December 11, 2019 through December 31, 2019 (Successor) and the period of January 1, 2019 through December 10, 2019 (Predecessor), Adjusted EBITDA decreased (20)% to $222.8 million from $276.9 million for the year ended December 31, 2018 (Predecessor). This decrease is due primarily to decreased oil and natural gas production as well as decreased realized commodity prices. For the year ended December 31, 2018 (Predecessor), Adjusted EBITDA increased 22% to $276.9 million from $226.2 million for the year ended December 31, 2017 (Predecessor). This increase is due primarily to increased oil and natural gas production as well as increased realized commodity prices partially offset by lower commodity derivative realizations and increased production costs.

Capital Resources and Liquidity

Since Legacy's emergence from the Chapter 11 Cases, Legacy’s primary sources of capital and liquidity have been cash flow from operations, realizations from our commodity derivatives, bank borrowings, or a combination thereof and Legacy’s primary use of capital has been for development of oil and gas wells and the repayment of bank borrowings.

Based upon current oil and natural gas price expectations and our commodity derivative positions, we anticipate that cash on hand and cash flow from operations will provide us sufficient liquidity to fund our operations in 2020, including our capital expenditures of approximately $55.0 million. The current outlook for commodity prices remains uncertain after a severe decline in March and April 2020. Our planned capital expenditures in 2020 does not contain significant amounts necessary to maintain leasehold interests, is not expected to maintain our year-end or Q4 2019 production levels, and is subject to significant change based on management’s view of commodity prices.

Our commodity derivatives position, which we use to mitigate commodity price volatility and (if positive) support our borrowing capacity, resulted in $0.1 million and $23.7 million of cash payments for the period December 11 to December 31, 2019 (Successor) and the period January 1, to December 10, 2019 (Predecessor), respectively.

The COVID-19 pandemic may impact the ability of our customers to continue to purchase our produced oil and natural gas at current levels due to increased supply and storage capacity shortages, which would reduce our future expected revenues and may have a material adverse effect on our financial position, results of operations and liquidity.

Cash Flow from Operations

Our net cash provided by operating activities was $(0.1) million for the period December 11 to December 31, 2019 (Successor). For the period January 1, to December 10, 2019 (Predecessor), net cash provided by operating activities decreased relative to 2018 to $55.2 million, due to reorganization costs and lower realized commodity prices relative. For the year ended December 31, 2018 (Predecessor) cash provided by operating activities was $175.9 million.

Our net cash provided by (used in) operating activities was $175.9 million and $99.8 million for the years ended December 31, 2018 and 2017 (Predecessor), respectively, with the 2018 period being favorably impacted by higher realized commodity prices, partially offset by higher production expenses.

 Our cash flow from operations is subject to many variables, the most significant of which is the volatility of oil, NGL and natural gas prices. Oil, NGL and natural gas prices are determined primarily by prevailing market conditions, which are dependent on regional and worldwide economic activity, weather and other factors beyond our control, including the COVID-19 pandemic. Our future cash flow from operations will depend on the prices of oil, NGLs and natural gas, as well as our ability to maintain production and manage expenditures in light of the COVID-19 pandemic.

Investing Activities

Our cash capital expenditures were $7.2 million and $128.1 million for the period December 11 to December 31, 2019 (Successor), period January 1, to December 10, 2019 (Predecessor), respectively. The total is comprised primarily of development projects.

Our cash capital expenditures were $227.9 million for the year ended December 31, 2018 (Predecessor). The total includes $13.2 million related to individually immaterial acquisitions and $221.5 million of development projects.

We currently anticipate that our development capital budget, which predominantly consists of drilling, recompletion and well stimulation projects related to our horizontal Permian Basin inventory will be approximately $55.0 million for the year ending December 31, 2020. Our available borrowing capacity under our Successor Revolving Credit Facility is $88.0 million as of April 27, 2020. However, the COVID-19 pandemic and the disruption in the oil market is expected to lead to a significant reduction in the borrowing base under our Successor Revolving Credit Facility. The amount and timing of our capital expenditures is largely discretionary and within our control, with the exception of certain projects managed by other operators. As the majority of our capital budget is comprised of operated properties in which we control the timing of capital expenditure activity, if the borrowing base reduction under our Successor Revolving Credit Facility is larger than expected we can and will defer a portion or all of our planned capital expenditures to a future date. Accordingly, we routinely monitor and adjust our capital expenditures in response to changes in oil and natural gas prices, drilling and acquisition costs, industry conditions, non-operated capital requirements and internally generated cash flow. Matters outside our control that could affect the timing of our capital expenditures include obtaining required permits and approvals in a timely manner as well as other regulatory matters.

We enter into oil and natural gas derivatives to reduce the impact of oil and natural gas price volatility on our operations. At April 27, 2020, we had in place oil, natural gas and price differential derivatives covering portions of our estimated oil and natural gas production for 2020 through 2023.

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

 The following tables summarize, for the periods indicated, our oil and natural gas derivatives in place as of April 27, 2020 covering the period from January 1, 2020 through December 31, 2023. We use derivatives, including swaps, enhanced swaps and three-way collars, as our mechanism for offsetting the cash flow effects of changes in commodity prices whereby we pay the counterparty floating prices and receive fixed prices from the counterparty, which serves to reduce the effects on cash flow of the floating prices we are paid by purchasers of our oil and natural gas. These transactions are mostly settled based upon the monthly average closing price of front-month NYMEX WTI oil and the price on the last trading day of front-month NYMEX Henry Hub natural gas.

Oil Swaps:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2020	3,660,000	$55.62	$54.10	-	$56.00
2021	2,555,000	$52.80	$52.40	-	$53.22
2022	2,190,000	$51.03	$49.95	-	$51.95
2023	1,898,000	$50.51	$49.40	-	$50.90

Natural Gas Swaps:

		Average	Price Range per
Calendar Year	Volumes (MMBtu)	Price per MMBtu	MMBtu
2020	39,640,000	$2.33	$2.28	-	$2.40
2021	34,675,000	$2.41	$2.37	-	$2.44
2022	32,850,000	$2.41	$2.41	-	$2.42
2023	29,200,000	$2.45	$2.44	-	$2.47

We have entered into regional crude oil differential swap contracts in which we have swapped the floating WTI-ARGUS (Midland) crude oil price for floating WTI-ARGUS (Cushing) less a fixed-price differential. As noted above, we receive a discount to the NYMEX WTI crude oil price at the point of sale. The following table summarizes the oil differential swap contracts currently in place as of April 27, 2020, covering the period from January 1, 2020 through December 31, 2023:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2020	3,170,000	$0.95	$0.90	-	$1.00
2021	2,555,000	$1.06	$1.05	-	$1.10
2022	1,825,000	$1.14	$1.07	-	$1.20
2023	1,825,000	$1.07	$1.00	-	$1.15

We have entered into regional natural gas differential swap contracts in which we have swapped the floating WAHA natural gas price for a floating NYMEX Henry Hub price less a fixed differential. The following table summarizes this type of enhanced swap in place as of April 27, 2020, covering the period from January 1, 2020 through December 31, 2023:

		Average	Price Range per
Calendar Year	Volumes (Bbls)	Price per MMBtu	MMBtu
2020	6,410,000	$(1.85)	$(1.74)	-	$(1.98)
2021	7,300,000	$(1.14)	$(1.14)	-	$(1.15)
2022	7,300,000	$(0.77)	$(0.74)	-	$(0.80)
2023	7,300,000	$(0.62)	$(0.62)	-	$(0.62)

We have also entered into regional natural gas differential swap contracts in which we have swapped the floating CIG natural gas price for a floating NYMEX Henry Hub price less a fixed differential. The following table summarizes these type of enhanced swap contracts currently in place as of April 27, 2020, covering the period from January 1, 2020 through December 31, 2023:

		Average	Price Range per
Calendar Year	Volumes (MMBtu)	Price per MMBtu	MMBtu
2020	9,470,000	$(0.56)	$(0.55)	-	$(0.58)
2021	7,300,000	$(0.56)	$(0.56)
2022	7,300,000	$(0.54)	$(0.54)
2023	7,300,000	$(0.54)	$(0.54)

Financing Activities

Our net cash provided by (used in) financing activities was $(10.0) million, $91.7 million, and $12.1 million for the for the period December 11 to December 31, 2019 (Successor), period January 1, to December 10, 2019 (Predecessor), and year ended December 31, 2018, respectively.

The primary driver of net cash used in financing activities during the period December 11 to December 31, 2019 (Successor) were repayments of debt of $27.0 million under the Successor Revolving Credit Facility.
Net cash used in financing activities for the period January 1, 2019 to December 10, 2019 (Predecessor) were repayments of debt of $779.8 million, which included repayment of debt of $596.0 million under the Predecessor Credit Facility in accordance with the Plan. In addition, net cash provided by financing activities included $626.8 million from borrowings under the credit facility, which included $388.0 million from proceeds from the Successor Revolving Credit Facility. In addition, net cash provided by financing activities included $256.3 million in proceeds from rights offerings.

During the year ended December 31, 2018, total net borrowings under our Term Loan Credit Agreement were $42.0 million. We raised $131.0 million in proceeds, net of original issue discount, but excluding other offering expenses paid by us, from a draw under our Term Loan Credit Agreement and used the proceeds to repurchase $187.1 million of Senior Notes for $132.1 million, inclusive of accrued but unpaid interest.

Successor Credit Agreement

On the Effective Date, Legacy entered into a credit agreement (the "Credit Agreement") among Legacy, as borrower, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as the administrative agent, the collateral agent and the issuing bank. Pursuant to the Credit Agreement, the lenders party thereto agreed to provide a new reserves-based revolving credit facility (the "Successor Revolving Credit Facility") with initial aggregate commitments in the amount of $1.5 billion, subject to a borrowing base. The initial borrowing base under the Credit Agreement is $460 million. Semi-annual redetermination occurs on April 1 and October 1 of each year. Our available borrowing capacity under our Successor Revolving Credit Facility is $88.0 million as of April 27, 2020. However, we expect the COVID-19 pandemic and the disruption in the oil market to lead to a significant reduction in the borrowing base under the Successor Revolving Credit Facility, which will reduce our borrowing capacity.

The stated maturity date under the Credit Agreement is December 11, 2023. The loans under the Successor Revolving Credit Facility shall bear interest based on borrowing base utilization percentage at a rate per annum equal to the alternate base rate plus a margin ranging from 1.25% to 2.25% for alternate base rate loans or the adjusted LIBOR rate plus a margin ranging from 2.25% to 3.25% for LIBOR loans. Unused commitments under the Credit Agreement will accrue a commitment fee at a rate per annum of 0.50%. All interest and commitment fees are payable quarterly in arrears.

Legacy may elect, at its option, to prepay any loan under the Successor Revolving Credit Facility without premium or penalty (except with respect to any break funding payments which may be payable pursuant to the Credit Agreement). Legacy may be required to make mandatory prepayments of the loans under the Successor Revolving Credit Facility in connection with certain borrowing base deficiencies. Additionally, if Legacy has outstanding borrowings, undrawn letters of credit and reimbursement obligations in respect of letters of credit issued under the Successor Revolving Credit Facility in excess of the aggregate revolving commitments, Legacy may be required to make mandatory prepayments.

Legacy’s obligations under the Successor Revolving Credit Facility are guaranteed by all of Legacy’s material domestic subsidiaries (the “Guarantors”) and secured by substantially all of the assets of Legacy and the Guarantors, including at least 95% of the net present value of Legacy’s and the Guarantors’ proved oil and gas properties, in each case subject to certain exceptions.

The Credit Agreement contains customary representations and warranties and also customary affirmative and negative covenants, in each case for credit facilities of this nature, including restrictions on the incurrence of indebtedness, liens, fundamental changes, asset sales, investments, dividends, redemptions, repayments of other debt and hedge agreements. Additionally, Legacy is required as of the last day of any fiscal quarter, commencing with the fiscal quarter ending March 31, 2020, to maintain (a) a maximum total net leverage ratio of 3.50 to 1.00 and (b) a minimum current ratio of 1.00 to 1.00.

Additionally, the Credit Agreement contains customary events of default and remedies for credit facilities of this nature, including non-payment, breaches of representations and warranties, non-compliance with covenants or other agreements, bankruptcy, ERISA, failure of the loan documents to be in full force and effect, judgments and change of control.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Estimates and assumptions are evaluated on a regular basis. We based our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of the financial statements. Changes in these estimates and assumptions could materially affect our financial position, results of operations or cash flows. Management considers an accounting estimate to be critical if:

•it requires assumptions to be made that were uncertain at the time the estimate was made, and

•changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

Please read Note 3 of the Notes to Consolidated Financial Statements for a detailed discussion of all significant accounting policies that we employ and related estimates made by management.

Nature of Critical Estimate Item: Oil and Natural Gas Reserves — Our estimate of proved reserves is based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. LaRoche prepares a reserve and economic evaluation of all our properties in accordance with SEC guidelines on a lease, unit or well-by-well basis, depending on the availability of well-level production data. The accuracy of our reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates. In addition, we must estimate the amount and timing of future operating costs, severance taxes, development costs, and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the economics of producing the reserves may change and therefore the estimate of proved reserves also may change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements. Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion rates are made concurrently with changes to reserve estimates.

Assumptions/Approach Used: Units-of-production method to deplete our oil and natural gas properties — The quantity of reserves could significantly impact our depletion expense. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate.

Effect if Different Assumptions Used: Units-of-production method to deplete our oil and natural gas properties — A 10% increase or decrease in reserves would have decreased or increased, respectively, our depletion expense for the year ended December 31, 2019 by approximately 10%.

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

We do not specifically designate derivative instruments as cash flow hedges, even though they reduce our exposure to changes in oil and natural gas prices and interest rate changes. Therefore, the mark-to-market of these instruments is recorded in current earnings. We estimate market values utilizing software provided by a third party firm, which specializes in valuing derivatives, and validate these estimates by comparison to counterparty estimates as the basis for these end-of-period mark-to-market adjustments. In order to estimate market values, we use forward commodity price curves, if available, or estimates of forward curves provided by third party pricing experts. For our interest rate swaps, we use a yield curve based on money market rates and interest swap rates to estimate market value. When we record a mark-to-market adjustment resulting in a gain or loss in a current period, this change in fair value represents a current period mark-to-market adjustment for commodity derivatives which will be settled in future periods. As shown in the previous tables, we have hedged a portion of our future production through 2023.

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

As of December 31, 2019, a 10% decrease in net cash flows attributable to our production caused by any one or a combination of variables, including commodity prices, development costs, changes in production levels or other factors, would increase our recognized oil and natural gas property impairments by $3.9 million. We expect the COVID-19 pandemic and the disruption in the oil market to lead to a significant reduction in our reserves. As a result, we expect to recognize impairments to our oil and natural gas properties in 2020.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and supplementary financial data are included in this annual report on Form 10-K beginning on page F-3.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

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

Our management team, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to accomplish their objectives.

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

Management’s Annual Report on Internal Control over Financial Reporting

Legacy’s management is responsible for establishing and maintaining adequate control over financial reporting. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our board of directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

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

As of December 31, 2019, management assessed the effectiveness of Legacy’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included design effectiveness and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets. Based on that assessment, management determined that Legacy maintained effective internal control over financial reporting as of December 31, 2019, based on those criteria.

ITEM 9B.OTHER INFORMATION

Termination of Registration

On January 2, 2020, we provided certification and notice of termination of the registration of our common stock under Section 12(g) of the Exchange Act. There were approximately 151 holders of record as of the certification or notice date.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Set forth below is biographical information regarding the current members of our Board of Directors (the “Board” or the “Board of Directors”) and information regarding the specific experience, qualifications, attributes and skills that qualify then to serve on the Board.

Name	Principal Occupation	Age	Director Since
Richard Betz	Richard F. Betz was appointed to the Board in December 2019 and is currently the Chief Executive Officer of Lithos Resources since February 2020. Prior to Mr. Betz’ appointment to the Board, he served as Chief Executive Officer and as a director of Resolute Energy Corporation (“Resolute”) from January 2017 until March 2019. From March 2012 until his appointment as Chief Executive Officer of Resolute, Mr. Betz served as Executive Vice President and Chief Operating Officer of Resolute. From September 2009 to March 2012, Mr. Betz served as Senior Vice President, Strategy and Planning of Resolute and was Vice President, Business Development from July 2009 to September 2009. Prior to that, Mr. Betz served as Vice President, Business Development of a predecessor of Resolute since its founding in 2004. Prior to 2004, Mr. Betz worked as a Managing Director of Chase Securities and successor companies in the oil and gas investment banking coverage group with primary responsibility for mid-cap exploration and production companies as well as leveraged finance and private equity. Mr. Betz received an MBA from the Wharton School of the University of Pennsylvania and an undergraduate degree from Villanova University.	58	December 2019

	The Board determined that Mr. Betz should be nominated to our Board of Directors due to his pertinent experience, qualifications, attributes and skills, which include: expertise in the oil and gas industry, including 15 years of service in executive positions.

David Coppé
David Coppé was appointed to the Board in December 2019. Prior to his current role, Mr. Coppé served as Director and Head of Energy, Private Equity of Caisse de Depot et Placement du Québec from March 2017 until March 2019. From November 2012 until his appointment as Director and Head of Energy, Private Equity, Mr. Coppé served as President and Chief Executive Officer of Probe Holdings, Inc. Mr. Coppé served on the board of directors of Logan International, Inc. from 2006 until 2016, and also served on a number of other private company boards. He started his career as a field engineer for Schlumberger and also worked for Goldman Sachs and Cadent Energy Partners, a private equity firm. He currently serves on the board of RDV Resources (f/k/a Sheridan I). Mr. Coppé received an MBA from Massachusetts Institute of Technology and a Mechanical Engineering degree from the University of Louvain, Belgium.
		48	December 2019

	The Board determined that Mr. Coppé is qualified to serve on our Board of Directors due to his pertinent experience, qualifications, attributes and skills, which include: expertise in the oil and gas industry that was attained through his 22 years of service in the oil and gas industry, including 14 years serving in directorship or executive positions.

Gary Gould
Gary Gould was appointed to the Board in December 2019 and is currently a Senior Advisor to GSO Capital Partners LP ("GSO"). Prior to his appointment, Mr. Gould served as the Chief Operating Officer (COO) of EQT Corporation (EQT) and as President of EQT Production Company from April to August, 2019. From November 2015 until his announcement as COO at EQT in March 2019, Mr. Gould served as Senior Vice President of Production and Resource Development for Continental Resources, Inc. (“Continental”). From April 2015 to November 2015, Mr. Gould served as Senior Vice President of Operations for Continental and, prior to that, as Senior Vice President of Operations and Resource Development of Continental from May 2014 to April 2015. In prior roles, Mr. Gould served as Vice President of Resource Development at Continental Resources and as Vice President/Director of Reservoir Technology for Chesapeake Energy. Mr. Gould earned Bachelor of Science and Master of Science degrees in Petroleum Engineering from the University of Kansas.
		55	December 2019

	The Board determined that Mr. Gould is qualified to serve on our Board of Directors due to his pertinent experience, qualifications, attributes and skills, which include expertise in the oil and gas industry that was attained through his 32 years of service in engineering and executive positions with various oil and gas companies.

Robert Horn	Robert Horn was appointed to the Board in December 2019 and is currently a Senior Managing Director of Blackstone and is Co-Head of Energy Investing for GSO Capital Partners. Mr. Horn sits on the investment committees for GSO’s energy funds, performing credit funds, distressed funds and structured credit funds. Prior to joining GSO, Mr. Horn worked in Credit Suisse’s Global Energy Group, where he advised on high yield financings and merger and acquisition assignments for companies in the power and utilities sector. Mr. Horn graduated with honors from McGill University.	38	December 2019

	The Board determined that Mr. Horn is qualified to serve on our Board of Directors due to his pertinent experience, qualifications, attributes and skills, which include: expertise in the oil and gas industry, including expertise in managing oil and gas investments and for his prior directorship experience serving various oil and gas companies.

Douglas W. York	Douglas W. York was appointed to the Board in April 2020. Mr. York previously served on our Board from October 2018 to December 2019. Mr. York is a Co-Founder and Managing Director of Sequel Energy Group LLC. Since 2016, Mr. York has also served as Managing Member for Halflight Land & Minerals LLC. Previously, Mr. York served as Co-Founder and Managing Member of privately held Sequel Energy, LLC during September 2006 through July 2014. Sequel Energy, LLC was formed in September 2006 and was focused on the acquisition and development of operated and non-operated interests in Louisiana, Oklahoma and North Dakota prior to divesting its assets in late 2013 and early 2014. Before co-founding Sequel, Mr. York spent ten years during August 1996 through March 2006 with St. Mary Land and Exploration Company (NYSE - SM), a publicly-traded company with operations in multiple U.S. basins, where he served as VP, Engineering and Acquisitions and later as EVP and COO. Mr. York served as Regional Engineer for the Northern Business Unit of the Rockies Region for three years during December 1993 through July 1996 with Meridian Oil Company. Mr. York began his career with ARCO Oil and Gas Company from November 1993 through January 1984, where his roles included Drilling Engineering, Reservoir Engineering and Planning. Mr. York holds a B.S. Degree in Petroleum Engineering from the University of Tulsa. He has served on the Boards of the Independent Petroleum Association of the Mountain States, Montana Petroleum Association, Petroleum Engineering Advisory Board at the University of Tulsa, KLR Energy Acquisition Corp. and the Development Board of Colorado UpLift.	59	April 2020

	The Board determined that Mr. York should be nominated to our Board of Directors due to his pertinent experience, qualifications, attributes and skills, which include: managing a public oil and gas company, experience in the valuation of oil and gas properties and financial expertise.

Kyle M. Hammond	Kyle M. Hammond was promoted to President of Legacy in March 2019 and continues to serve as its Chief Operating Officer. Mr. Hammond was appointed to the Board in December 2019. Prior to Mr. Hammond’s promotion, he served as Executive Vice President and Chief Operating Officer of Legacy since March 2015. From its formation in August 2011 to his appointment as Executive Vice President and Chief Operating Officer of Legacy, Mr. Hammond served as President and Chief Executive Officer and as a director of FireWheel Energy LLC, a private equity backed oil and gas development company headquartered in Midland, Texas. Prior to forming FireWheel Energy LLC, Mr. Hammond served as VP of Operations for the Permian Division of XTO Energy/Exxon from 2003 to August 2011. Mr. Hammond currently serves on the board of directors of Abilene Christian University, Blanks Ranch Properties, LLC and Midland Christian School. Mr. Hammond earned a Bachelor of Science degree in Petroleum Engineering from Texas A&M University.	59	December 2019

	The Board determined that Mr. Hammond is qualified to serve on our Board of Directors due to his service as our Chief Operating Officer, and his pertinent experience, qualifications, attributes and skills, which include: the knowledge and experience attained through 17 years of service in the oil and gas industry, with a focus in the Permian Basin, and his familiarity with our operations.

James Daniel Westcott	James Daniel Westcott was promoted to Chief Executive Officer of Legacy in March 2019 and was appointed to the Board in March 2019. Prior to Mr. Westcott’s promotion, he served as President of Legacy since March 2018 and as Chief Financial Officer since September 2012. From July 2006 to his appointment at Legacy, Mr. Westcott served as a Principal at GSO, a division of The Blackstone Group L.P., where he was involved in the sourcing, structuring, evaluation and management of debt and equity investments for public and private companies in the energy and power industries. From August 2004 to July 2006, Mr. Westcott worked as an investment banker at J.P. Morgan’s Global Energy Group. Mr. Westcott is currently a Director of Peace Gospel International, a nonprofit organization with charitable programs in Asia and Africa. Mr. Westcott received a Bachelor of Arts degree in Science Technology & Society and a Master of Science degree in Management Science, both from Stanford University.	39	March 2019

The Board determined that Mr. Westcott is qualified to serve on our Board of Directors due to his service as our Chief Executive Officer and prior service as our Chief Financial Officer, and his pertinent experience, qualifications, attributes and skills, which include: sourcing and structuring investments in oil and gas companies and familiarity with our operations.

Executive Officers

The following table shows information for our executive officers.

Name	Age	Position
James Daniel Westcott	39	Chief Executive Officer
Kyle M. Hammond	59	President and Chief Operating Officer
Robert L. Norris	40	Chief Financial Officer
Albert E. Ferrara, III	35	General Counsel and Corporate Secretary
Cory J. Elliott	42	Chief Information Officer
Micah C. Foster	40	Chief Accounting Officer and Controller

Our executive officers serve at the discretion of the Board of Directors. None of our executive officers and directors are related.

James Daniel Westcott was promoted to Chief Executive Officer of Legacy in March 2019 and was appointed to the Board in March 2019. Prior to Mr. Westcott’s promotion, he served as President of Legacy since March 2018 and as Chief Financial Officer since September 2012. From July 2006 to his appointment at Legacy, Mr. Westcott served as a Principal at GSO, a division of The Blackstone Group L.P., where he was involved in the sourcing, structuring, evaluation and management of debt and equity investments for public and private companies in the energy and power industries. From August 2004 to July 2006, Mr. Westcott worked as an investment banker at J.P. Morgan’s Global Energy Group. Mr. Westcott is currently a Director of Peace Gospel International, a nonprofit organization with charitable programs in Asia and Africa. Mr. Westcott received a Bachelor of Arts degree in Science Technology & Society and a Master of Science degree in Management Science, both from Stanford University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, certain officers, and beneficial owners of 10% or more of our common stock (“Reporting Persons”) were required from time to time to file with the SEC and NASDAQ reports of ownership and changes of ownership. Reporting Persons are required to furnish Legacy with copies of all Section 16(a) reports they file. Based solely on its review of forms and written representations received from Reporting Persons with respect to the fiscal year ended December 31, 2019, Legacy believes that all filing requirements applicable to its directors and officers had been met.

ITEM 11.EXECUTIVE COMPENSATION

2019 Summary Compensation Table

The following table sets forth the aggregate compensation awarded to, earned by or paid to our Named Executive Officers ("NEO") for the fiscal year ended December 31, 2019, and 2018.

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)	Unit Awards ($)(b)	Stock Awards ($)(c)(d)	Non-Equity Incentive Plan Compensation ($)(e)	All Other Compensation ($)		Total ($)
Paul T. Horne	2019	$112,500	$—	$—	$—	$—	$15,458	(f)	$127,958
Chairman of the Board and	2018	$666,667	$604,061	$6,423,085	$4,030,984	$—	$838,621	(f)	$12,563,418
Chief Executive Officer (1)

James Daniel Westcott	2019	$645,833	$1,350,000	$—	$—	$2,552,284	$19,000	(g)	$4,567,117
Chief Executive Officer(2)	2018	$491,667	$366,098	$3,468,466	$11,197,183	$—	$481,971	(g)	$16,005,385

Kyle M. Hammond	2019	$491,667	$1,000,000	$—	$—	$1,158,743	$21,600	(h)	$2,672,010
President and Chief	2018	$445,833	$247,878	$3,275,773	$6,718,312	$—	$689,907	(h)	$11,377,703
Operating Officer(3)

Robert L. Norris	2019	$345,205	$600,000	$—	$—	$634,260	$15,833	(i)	$1,595,298
Chief Financial Officer (4)	2018	$—	$—	$—	$—	$—	$—		$—

1.Effective March 1, 2019, Mr. Horne retired from his role as Chief Executive Officer of the Company.
2.Effective March 1, 2019, in connection with Mr. Horne’s retirement as Chief Executive Officer of the Company, Mr. Westcott was promoted to Chief Executive Officer of the Company.
3.Effective March 1, 2019, in connection with Mr. Westcott’s promotion to Chief Executive Officer of the Company, Mr. Hammond was promoted to President and Chief Operating Officer of the Company.
4.Effective February 19, 2019, Mr. Norris was appointed as Chief Financial Officer of the Company.
(a) For Messrs. Westcott, and Hammond annual salary increases (where applicable) for 2019 and 2018 became effective on March 1, 2019 and March 1, 2018, respectively.
(b) Phantom units were granted to officers on February 16, 2018. The amount shown reflects the grant date fair value of these awards based upon the Financial Accounting Standards Board’s authoritative guidance relating to stock compensation. The assumptions used in calculating these amounts are discussed further in Note 16 – “Share-Based Compensation” to the financial statements in the Partnership’s annual report on Form 10-K filed with the SEC on February 23, 2018. Assuming all performance and service conditions are met at the maximum possible level, the grant date fair value of the unit awards granted in 2018 pursuant to the compensation policy for each NEO is as follows: Mr. Horne: $6,936,093; Mr. Westcott: $3,745,490; and Mr. Hammond: $3,537,407. In connection with the Corporate Reorganization, all outstanding awards granted under the Partnership LTIP automatically vested in full pursuant to the terms of the Partnership LTIP and the individual award agreements thereunder. Under the individual phantom unit award agreements, such vested phantom units (and any related distribution equivalent rights) were generally to be settled in cash. As described above, pursuant to the terms of the Phantom Unit Settlement Agreement, each NEO that was to receive a cash amount in settlement of their phantom units became eligible instead to receive a portion of that settlement amount and forfeited, without consideration, his right to receive any remaining portion of the settlement amount. The aggregate settlement amount to be awarded to all executive officers, including each of NEOs, was $13.8 million, and the executive officers, including each of NEOs, agreed to forfeit an aggregate of $7.8 million pursuant to the Phantom Unit Settlement Agreements, each in proportion to each executive officer’s settlement amount.
(c) Represents initial grants of restricted stock units ("RSU") in the Company to our NEOs after the consummation of the Corporate Reorganization under our 2018 Incentive Plan. The following vesting schedule applies to the restricted stock units awarded in 2018: (i) 25% on March 1, 2020; (ii) 25% on March 1, 2021, and (ii) the remaining 50% on March 1, 2022, calculated in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation — Stock Compensation. The grant date fair value of RSUs is determined using the fair value of our common stock on the date of grant. Upon the occurrence of the Effective Date, all then existing equity was extinguished in accordance with the Plan with no recovery.
(d) The market value of the restricted stock units, based on the closing price of the Partnership’s units on March 23, 2018, the approval date, for each NEO is as follows: Mr. Horne: $2,700,000; Mr. Westcott: $7,500,000; and Mr. Hammond: $4,500,000. The information in this footnote is provided as supplemental to, and not as a substitute for, the information presented in accordance with SEC rules in the 2019 Summary Compensation Table. Upon the occurrence of the Effective Date, all then existing equity was extinguished in accordance with the Plan with no recovery.
(e) For 2019, reflects the aggregate sum of incentive cash compensation paid to each NEO under the Company’s 2019
Key Employee Incentive Plan.
(f) Reflects for 2019: $15,458 of 401(k) employer matching contributions. Reflects for 2018: $22,000 of 401(k) employer matching contributions and $51,977 of unit distributions received by Mr. Horne on his phantom units. As described above, in connection with the Corporate Reorganization, all outstanding awards granted under the Partnership LTIP automatically vested in full pursuant to the terms of the Partnership LTIP and the individual award agreements thereunder. For phantom units, amounts, if any, for 2018 include the cash settlement amount provided for in Mr. Horne’s Phantom Unit Settlement Agreement, less any amount already accounted for in the “Unit Awards” column.
(g) Reflects for 2019: $19,000 of 401(k) employer matching contributions. Reflects for 2018: $18,500 of 401(k) employer matching contributions and $47,874 of unit distributions received by Mr. Westcott on his phantom units. As described above, in connection with the Corporate Reorganization, all outstanding awards granted under the Partnership LTIP automatically vested in full pursuant to the terms of the Partnership LTIP and the individual award agreements thereunder. For phantom units, amounts, if any, for 2018 include the cash settlement amount provided for in Mr. Westcott’s Phantom Unit Settlement Agreement, less any amount already accounted for in the “Unit Awards” column.
(h) Reflects for 2019: $21,600 of 401(k) employers matching contributions. Reflects for 2018: $22,000 of 401(k) employer matching contributions. As described above, in connection with the Corporate Reorganization, all outstanding awards granted under the Partnership LTIP automatically vested in full pursuant to the terms of the Partnership LTIP and the individual award agreements thereunder. For phantom units, amounts, if any, for 2018 include the cash settlement amount provided for in Mr. Hammond’s Phantom Unit Settlement Agreement, less any amount already accounted for in the “Unit Awards” column.
(i) Reflects for 2019: $15,833 of 401(k) employers matching contribution for Mr. Norris.

Outstanding Equity Awards at 2019 Fiscal Year-End

In connection with the closing of the Chapter 11 Cases, all of our outstanding equity awards were terminated.

Employment Agreements

Through our wholly-owned subsidiary Legacy Reserves Services LLC (formerly Legacy Reserves Services, Inc.), at the beginning of 2018, we had employment agreements with Messrs. Horne, Hammond and Westcott. Mr. Norris entered into an employment agreement with Legacy Reserves Services LLC in February 2019 in connection with his appointment as Chief Financial Officer. Each of the NEOs entered into amended and restated employment agreements, effective December 11, 2019, in connection with Legacy's emergence from the Chapter 11 Cases.

Key Employee Incentive Plan

On May 17, 2019, the Board of Directors, upon the recommendation of the Compensation Committee of the Board, approved and adopted the Legacy Reserves 2019 Key Employee Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, each participant was eligible to earn a performance bonus in cash following the end of each fiscal quarter in 2019 (the “Quarterly Bonuses”), depending upon the extent to which certain specified performance goals were achieved for each such quarter. In addition to being measured on a quarterly basis, the performance goals were measured cumulatively from January 1, 2019 through the end of the fourth quarter of 2019 and each participant’s Quarterly Bonus for the fourth quarter of 2019 could have been adjusted up or down (but to not less than zero) by an amount based on the results of the cumulative performance goals minus the Quarterly Bonuses actually paid for each quarter. In order to earn a Quarterly Bonus for any quarter, a participant must generally have remained employed by the Company through the end of the applicable quarter.

Retention Agreements

Each of our NEOs, other than Mr. Horne, entered into a Retention Agreement with the Company in May 2019. Each Retention Agreement provided that the Company would advance to each officer a cash retention payment as soon as practicable after such officer has executed and returned a copy of his Retention Agreement to the Company.

Each officer will earn and become fully vested in the retention payment if, and only if: (a) such officer remains employed through the Vesting Date (as defined in the Retention Agreements) or (b) such officer’s employment is terminated prior to the Vesting Date due to death or disability or by the Company without Cause (as defined in the each officer’s employment agreement).

In the event that an officer’s employment terminates prior to the Vesting Date for any reason other than a termination by the Company without Cause or due to death or disability, such officer will be required to repay to the Company the (a) net

(after-tax) amount of the retention payment, if the repayment occurs in 2019 or (b) entire gross amount of the retention payment, if the repayment occurs in 2020 or thereafter.

Director Compensation

Under the Company’s director compensation policy that was in effect until May 2019, in addition to an annual grant of shares of common stock of the Company valued at $125,000, each non-employee director was entitled to receive an annual retainer, which was paid quarterly, and $1,000 for each Board of Directors and committee meeting lasting less than one hour and $1,500 for each Board of Directors and committee meeting lasting one hour or more for each meeting in excess of the four quarterly Board meetings scheduled each year.

Under the Company's director compensation policy in effect after May 2019, each non-employee director was entitled to receive an annual retainer, which was paid quarterly, and $1,000 for each Board of Directors and committee meeting lasting less than one hour and $1,500 for each Board of Directors and committee meeting lasting one hour or more for each meeting in excess of the four quarterly Board meetings scheduled each year.

Each non-employee director was also reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors or committees. Each director will be indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth the aggregate compensation awarded to, earned by or paid by the Company to our non-employee directors during 2019. No non-employee directors appointed to the Board of Directors in connection with the closing of the Chapter 11 Cases received any compensation during 2019.

Director Compensation for the 2019 Fiscal Year

						Change in Pension Value and Nonqualified Deferred Compensation Earnings
	Year	Fees Earned ($)(a)	Share and Unit Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)	Total ($)

Paul T. Horne	2019	$265,750	$125,000	$—	$—	$—	$—	$390,750
James Daniel Westcott	2019	$—	$—	$—	$—	$—	$—	$—
William R. Granberry	2019	$232,750	$125,000	$—	$—	$—	$—	$357,750
G. Larry Lawrence	2019	$255,500	$125,000	$—	$—	$—	$—	$380,500
Kyle D. Vann	2019	$238,500	$125,000	$—	$—	$—	$—	$363,500
Douglas W. York	2019	$215,250	$125,000	$—	$—	$—	$—	$340,250

a.Includes $25,000 and $5,000 that Mr. Lawrence received for his service as chairman of the audit committee and chairman of a committee formed in connection with the Chapter 11 cases, respectively, $10,000 that Mr. Granberry received for his service as chairman of the nominating and governance committee, and $15,000 that Mr. Vann received for his service as chairman of the compensation committee.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock as of April 27, 2020 for:

•each person known by us to be a beneficial owner of 5% or more of our outstanding shares;
•each director;
•each named executive officer; and
•all directors and executive officers as a group.

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

Except as indicated by footnote, to the Company’s knowledge the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. Percentage of total shares beneficially owned is based on 61,062,850 shares outstanding as of April 27, 2020. Unless otherwise noted, the business address for the beneficial owners listed below is 303 W. Wall, Suite 1800, Midland, Texas 79701.

	Shares Beneficially Owned
Owner	Number	Percentage
Directors, Named Executive Officers and Executive Officers
Richard Betz	0	*
David Coppé	0	*
Gary Gould	0	*
Robert Horn	0	*
Douglas W. York	0	*
James Daniel Westcott	0	*
Kyle M. Hammond	0	*
Robert L. Norris	0	*
Paul T. Horne	0	*
All directors and executive officers as a group (12 persons)	0	*

Greater than 5% Stockholder
GSO Entities (1)	53,450,115	88%
Canyon Capital Advisors LLC (2)	4,307,397	7%
* Percentage of shares beneficially owned does not exceed 1%

(1)GSO ADGM I LGCY LP directly holds 282,940 shares of common stock; GSO Energy Select Opportunities Fund AIV-3 LP directly holds 19,439,650 shares of common stock; GSO Energy Partners-A LP directly holds 3,419,771 shares of common stock; GSO Energy Partners-B LP directly holds 1,304,778 shares of common stock; GSO Energy Partners-C LP directly holds 1,759,624 shares of common stock; GSO Energy Partners-C II LP directly holds 1,666,898 shares of common stock; GSO Energy Partners-D LP directly holds 2,609,519 shares of common stock; GSO Palmetto Opportunistic Investment Partners LP directly holds 2,158,022 shares of common stock; and GSO CSF III AIV-3 LP (collectively, with the other direct holders described in this paragraph, the “GSO Entities”) directly holds 20,808,913 shares of common stock.

GSO Aiguille des Grands Montets Fund I LP is the sole limited partner and beneficial owner of GSO ADGM I LGCY LP. GSO Capital Partners LP is the investment manager of GSO Aiguille des Grands Montets Fund I LP. GSO Advisor Holdings L.L.C. is the special limited partner of GSO Capital Partners LP with the investment and voting power over the securities beneficially owned by GSO Capital Partners LP. Blackstone Holdings I L.P. is the sole member of GSO Advisor Holdings L.L.C.

GSO Energy Select Opportunities Associates LLC is the general partner of GSO Energy Select Opportunities Fund AIV-3 LP. GSO Energy Partners-A Associates LLC is the general partner of GSO Energy Partners-A LP. GSO Energy Partners-B Associates LLC is the general partner of GSO Energy Partners-B LP. GSO Energy Partners-C Associates LLC is the general partner of GSO Energy Partners-C LP. GSO Energy Partners-C Associates II LLC is the general partner of GSO Energy Partners-C II LP. GSO Energy Partners-D Associates LLC is the general partner of GSO Energy Partners-D LP. GSO Palmetto Opportunistic Associates LLC is the general partner of GSO Palmetto Opportunistic Investment Partners LP. GSO Capital Solutions Associates III LLC is the general partner of GSO CSF III AIV-3 LP. GSO Holdings I L.L.C. is the managing member of each of GSO Energy Select Opportunities Associates LLC, GSO Energy Partners-A Associates LLC, GSO Energy Partners-B Associates LLC, GSO Energy Partners-C Associates LLC, GSO Energy Partners-C Associates II LLC, GSO Energy Partners-D Associates LLC, GSO Palmetto Opportunistic Associates LLC and GSO Capital Solutions Associates III LLC. Blackstone Holdings II L.P. is the managing member of GSO Holdings I L.L.C. with respect to securities beneficially owned by the GSO Entities.

Blackstone Holdings I/II GP L.L.C. is the general partner of each of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. The Blackstone Group Inc. is the sole member of Blackstone Holdings I/II GP L.L.C. Blackstone Group Management L.L.C. is the sole holder of the Class C common stock of The Blackstone Group Inc. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of the foregoing entities and individuals disclaims beneficial ownership of the securities held directly by the GSO Entities (other than the GSO Entities to the extent of their direct holdings). The business address of the GSO Entities is c/o GSO Capital Partners LP, 345 Park Avenue, 31st Floor, New York, New York 10154.

(2)Canyon Capital Advisors LLC (“Canyon”) is the investment advisor or co-investment advisor to various private funds and other investment vehicles (collectively, the “Funds” and each a “Fund”) owning
4,307,397 shares of Legacy’s common stock
(the “Shares”). Each Fund is currently a party to an investment advisory agreement (or similarly titled agreement) with Canyon, pursuant to which Canyon is granted discretionary right, power and authority to manage, and vote with respect to certain of the Funds’ investments, including each Fund’s investment in the Shares. Joshua S. Friedman and Mitchell R. Julis (the “Principals”) are the Managing Partners of Canyon and may be deemed to share voting or dispositive control over the Shares owned by the Funds. Canyon and each of the Principals disclaim beneficial ownership of the Shares, except to the extent of their individual pecuniary interests therein. The address for Canyon Capital Advisors LLC is 2000 Avenue of the Stars, 11th Floor, Los Angeles, CA 90067.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information as of December 31, 2019 with respect to the shares that may be issued under our existing equity compensation plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Right	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan

Plan Category
Equity compensation plans approved by security holders	—	$—	6,804,282
Equity compensation plans not approved by security holders	—	$—	0
Total	—	$—	6,804,282

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Party Transactions

Transactions Related to the Chapter 11 Cases

Rights Offering and Noteholder Backstop Agreement

On the Effective Date, pursuant to the Plan, Canyon Capital Advisors LCC and certain of their affiliates, as holders of claims arising under the indentures governing our Notes, received shares of common stock in satisfaction of such claims and pursuant to the Noteholder Backstop Commitment Agreement, dated as of June 13, 2019, and for their participation in the Company’s $66.5 million rights offering. See Note 1 of the Notes to Consolidated Financial Statements for more information regarding the rights offering and noteholder backstop agreement.

Term Loan Credit Agreement and Sponsor Backstop Agreement

On the Effective Date, pursuant to the Plan, GSO and certain of its affiliates, as holders of claims arising under the indentures governing our Notes and the Term Loan Credit Agreement dated as of October 25, 2016, among Legacy Reserves LP, as borrower, the guarantors party thereto, Cortland Capital Market Services LLC, as administrative agent, and the lenders party thereto, received shares of common stock in satisfaction of such claims. Pursuant to the Plan, the Company also received $189.8 million in proceeds from GSO and certain of its affiliates in exchange for the issuance of shares of common stock, pursuant to the Sponsor Backstop Commitment Agreement, dated June 13, 2019, among Legacy and GSO and certain of its affiliates. See Note 1 of the Notes to Consolidated Financial Statements for more information regarding the sponsor backstop agreement and Note 5 of the Notes to Consolidated Financial Statements for more information regarding the Term Loan Credit Agreement.

Transactions with Other Related Persons

Blue Quail Energy Services, LLC (“Blue Quail”), a company specializing in water transfer services, is an affiliate of Moriah Energy Services LLC, an entity which former Legacy director Cary D. Brown is a principal. Legacy has contracted with Blue Quail to provide water transfer services and paid $55,165 and $169,949 in 2019 and 2018, respectively to Blue Quail for such services.

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

Parents

GSO beneficially holds approximately 88% of our outstanding shares as of April 27, 2020.

Board Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.” In accordance with Item 407(a) of Regulation S-K of the Securities Act of 1933 and the Securities Exchange Act of 1934, we reference the definition of “Independent Director” as provided by Rule 5605(a)(2)(A)-(F) of the Nasdaq Equity Rules. In applying this definition, we believe the following directors could each meet the definition of “Independent Director” within the meaning of such rules, even though such rules do not currently apply to us, as we are not listed with the Nasdaq: Messrs. Coppé, Betz, Gould, and York.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees for professional services rendered by BDO USA, LLP, for the fiscal years ended December 31, 2019 and 2018 were:

	Year ended December 31
	2019	2018
Audit Fees(1)	$860,812	$1,069,208
Audit-Related Fees(1)	$—	$8,500
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$860,812	$1,077,708

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

In regard to executive compensation services, as required by the Public Company Accounting Oversight Board, all services are approved in advance by the Board of Directors. All compensation consulting services are provided under the terms of a separate engagement letter that describes the approved services and the company’s acceptance of its responsibilities. Under the terms of the engagement, BDO USA, LLP does not perform management functions or make any management decisions. Legacy must designate an individual with suitable skill, knowledge and experience to oversee the consulting engagement, evaluate the adequacy and results of the services performed, accept responsibility for the results of the services and establish and maintain internal controls and monitor ongoing activities.

The Board of Director’s policy is to pre-approve any audit services and any permissible non-audit services provided by Legacy’s independent auditors on behalf of Legacy. These services may include audit services, audit-related services, and other services. Pre-approval is detailed as to the specific service or category of service and is subject to a specific approval.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements

The consolidated financial statements of Legacy Reserves Inc. are listed on the Index to Financial Statements to this annual report on Form 10-K beginning on page F-1.

(a)(3) Exhibits

The following documents are filed as a part of this annual report on Form 10-K or incorporated by reference:

Exhibit
Number		Description
2.1	—
Joint Chapter 11 Plan of Reorganization for Legacy Reserves Inc. and its Debtor Affiliates (incorporated by reference to Exhibit A of the Order confirming the Joint Chapter 11 Plan of Reorganization for Legacy Reserves Inc. and Its Debtor Affiliates, filed as Exhibit 2.1 to Legacy Reserve Inc.'s current report on Form 8-K (File No. 001-38668) filed on November 19, 2019).

3.1	—
Second Amended and Restated Certificate of Incorporation of Legacy Reserves Inc. (filed as Exhibit 3.1 to Legacy Reserves Inc.'s current report on Form 8-K (File No. 001-38668) on December 17, 2019, and incorporated herein by reference).

3.2	—
Third Amended and Restated Bylaws of Legacy Reserves Inc. (filed as Exhibit 3.2 to Legacy Reserves Inc.'s current report on Form 8-K (File No. 001-38668) on December 17, 2019, and incorporated herein by reference).

Exhibit
Number		Description
10.1	—
Credit Agreement, among Legacy Reserves Inc. as Borrower, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and the Issuing Bank, dated as of December 11, 2019, (filed as Exhibit 10.1 to Legacy Reserves Inc.'s current report on Form 8-K (File No. 001-38668) on December 17, 2019, and incorporated herein by reference)

10.2	—
Stockholders Agreement among Legacy Reserves Inc., each of the Persons who are listed on Schedule 1 thereto each of the Persons who are listed on Schedule2 thereto, and each Person who becomes a party thereto pursuant to Article IV as a Stockholder, dated as of December 11, 2019 (filed as Exhibit 10.2 to Legacy Reserves Inc.'s current report on Form 8-K (File No. 001-38668) on December 17, 2019, and incorporated herein by reference)

10.3	—
Management Stockholders Agreement among Legacy Reserves Inc., each of the Persons who are listed on Schedule 1 thereto, and each Eligible Employee, Consultant or Non-Employee Director of the Company and/or one or more of its subsidiaries, dated as of December 11, 2019 (filed as Exhibit 10.3 to Legacy Reserves Inc.'s current report on Form 8-K (File No. 001-38668) on December 17, 2019, and incorporated herein by reference)

10.4†	—
Second Amended and Restated Employment Agreement dated as of December 11, 2019, between Legacy Reserves Inc., Legacy Reserves Services, LLC and James Daniel Westcott (filed as Exhibit 10.4 to Legacy Reserves Inc.’s current report on Form 8-K (File No. 001-38668) on December 17, 2019, and incorporated herein by reference)

10.5†	—
Second Amended and Restated Employment Agreement, dated as of December 11, 2019, between Legacy Reserves Inc., Legacy Reserves Services, LLC and Kyle M. Hammond (filed as Exhibit 10.5 to Legacy Reserves Inc.’s current report on Form 8-K (File No. 001-38668) on December 17, 2019, and incorporated herein by reference)

10.6†	—
Amended and Restated Employment Agreement, dated as of December 11, 2019, between Legacy Reserves Inc., Legacy Reserves Services, LLC and Robert L. Norris (filed as Exhibit 10.6 to Legacy Reserves Inc.’s current report on Form 8-K (File No. 001-38668) on December 17, 2019, and incorporated herein by reference)

10.7†	—
Amended and Restated Employment Agreement, dated as of December 11, 2019, between Legacy Reserves Inc., Legacy Reserves Services, LLC and Albert E. Ferrara, III (filed as Exhibit 10.7 to Legacy Reserves Inc.’s current report on Form 8-K (File No. 001-38668) on December 17, 2019, and incorporated herein by reference)

10.8†	—
Amended and Restated Employment Agreement, dated as of December 11, 2019, between Legacy Reserves Inc., Legacy Reserves Services, LLC and Cory J. Elliott (filed as Exhibit 10.8 to Legacy Reserves Inc.’s current report on Form 8-K (File No. 001-38668) on December 17, 2019, and incorporated herein by reference)

10.9†	—
Amended and Restated Employment Agreement, dated as of December 11, 2019, between Legacy Reserves Inc., Legacy Reserves Services, LLC and Micah C. Foster (filed as Exhibit 10.9 to Legacy Reserves Inc.’s current report on Form 8-K (File No. 001-38668) on December 17, 2019, and incorporated herein by reference)

10.10†	—
Legacy Reserves Inc. 2019 Management Incentive Plan, effective as of December 11, 2019 (filed as Exhibit 10.10 to Legacy Reserves Inc.’s current report on Form 8-K (File No. 001-38668) on December 17, 2019, and incorporated herein by reference)

10.11†	—
Form of Stock Option Award Agreement Pursuant to the Legacy Reserves Inc. 2019 Management Incentive Plan (filed as Exhibit 10.11 to Legacy Reserves Inc.’s current report on Form 8-K (File No. 001-38668) on December 17, 2019, and incorporated herein by reference)

10.12†	—
Form of Restricted Stock Unit Award Agreement Pursuant to the Legacy Reserves Inc. 2019 Management Incentive Plan (filed as Exhibit 10.12 to Legacy Reserves Inc.’s current report on Form 8-K (File No. 001-38668) on December 17, 2019, and incorporated herein by reference)

10.13†	—
Legacy Reserves Services, LLC 2019 Key Employee Incentive Plan, effective as of May 17, 2019 (filed as Exhibit 10.1 to Legacy Reserves Inc.’s current report on Form 8-K (File No. 001-38668) on May 23, 2019, and incorporate herein by reference)

Exhibit
Number		Description
21.1*	—	List of subsidiaries of Legacy Reserves Inc.
24.1*	—	Power of Attorney (included on the Signature pages of this annual report on Form 10-K)
31.1*	—	Rule 13a-14(a) Certification of CEO (under Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	—	Rule 13a-14(a) Certification of CFO (under Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002)
99.1*	—	Summary Reserve Report from LaRoche Petroleum Consultants, Ltd.
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
____________________

*	Filed herewith
†	Management contract or compensatory plan or arrangement

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2020.

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

Signature	Title	Date
/S/ JAMES D. WESTCOTT	Director and Chief Executive Officer	April 29, 2020
James D. Westcott	(Principal Executive Officer)
/S/ KYLE M. HAMMOND	Director and Chief Operating Officer	April 29, 2020
Kyle M. Hammond	(Principal Operating Officer)
/S/ ROBERT L. NORRIS	Chief Financial Officer	April 29, 2020
Robert L. Norris	(Principal Financial Officer)
/S/ MICAH C. FOSTER	Chief Accounting Officer and Controller	April 29, 2020
Micah C. Foster	(Principal Accounting Officer)
/S/ RICHARD F. BETZ	Director	April 29, 2020
Richard F. Betz
/S/ DAVID COPPÉ	Director	April 29, 2020
David Coppé
/S/ GARY GOULD	Director	April 29, 2020
Gary Gould
/S/ ROBERT HORN	Director	April 29, 2020
Robert Horn
/S/ DOUGLAS W. YORK	Director	April 29, 2020
Douglas W. York

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Legacy Reserves Inc.
Midland, Texas

 Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Legacy Reserves Inc. (the “Company”) as of December 31, 2019 (Successor) and 2018 (Predecessor), the related consolidated statements of operations, stockholders’ equity/unitholders’ (deficit), and cash flows for the periods from December 11, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to December 10, 2019 (Predecessor) and for each of the two years in the period ended December 31, 2018 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 (Successor) and 2018 (Predecessor), and the results of their operations and their cash flows for the period from December 11, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to December 10, 2019 (Predecessor) and for each of the two years in the period ended December 31, 2018 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Change in Basis of Accounting

As discussed in Note 2 to the consolidated financial statements, upon emerging from bankruptcy proceedings on December 11, 2019, the Company became a new entity for financial reporting purposes and applied fresh-start accounting. The Company’s assets and liabilities were recorded at their estimated fair values, which differed materially from the previously recorded amounts. As a result, the consolidated financial statements for period following the application of fresh-start accounting are not comparable to the financial statements for previous periods.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of Matter

As more fully described in Note 20 to the consolidated financial statements, the Company may be materially impacted by the novel strain Coronavirus (COVID-19), which was declared a global pandemic by the World Health Organization in March 2020, as well as the ongoing effect of the severe decrease in crude oil prices.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2005.

Houston, Texas
April 29, 2020

LEGACY RESERVES INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND 2018

	Successor	Predecessor
	2019	2018
	(In thousands)
ASSETS
Current assets:
Cash	$4,306	$1,098
Restricted cash	24,039	—
Accounts receivable, net:
Oil and natural gas	62,543	56,615
Joint interest owners	15,842	15,370
Other	2	—
Fair value of derivatives (Notes 11 and 12)	569	66,662
Prepaid expenses and other current assets	9,708	11,347
Total current assets	117,009	151,092
Oil and natural gas properties, at cost:
Proved oil and natural gas properties using the successful efforts method of accounting	650,839	3,471,456
Unproved properties	280,025	19,863
Accumulated depletion, depreciation, amortization and impairment	(4,921)	(2,177,006)
Total oil and natural gas properties, net	925,943	1,314,313
Other property and equipment, net of accumulated depreciation and amortization of $— and $12,323, respectively	5,993	2,456
Operating rights, net of amortization of $0 and $6,123, respectively	—	894
Fair value of derivatives (Notes 11 and 12)	—	3,135
Other assets	—	3,041
Total assets	$1,048,945	$1,474,931
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current debt, net	$—	$856,646
Accounts payable	12,021	11,227
Accrued oil and natural gas liabilities (Note 3)	61,176	98,886
Fair value of derivatives (Notes 11 and 12)	10,223	—
Asset retirement obligation (Note 14)	4,739	3,938
Other	28,717	13,953
Total current liabilities	116,876	984,650
Long-term debt (Note 5)	369,549	432,923
Asset retirement obligation (Note 14)	147,754	248,796
Fair value of derivatives (Notes 11 and 12)	3,491	550
Other long-term liabilities	2,055	643
Total liabilities	639,725	1,667,562
Stockholders' equity (deficit):
Common stock, $0.01 par value; 945,000,000 shares authorized, 109,442,278 shares outstanding at December 31, 2018 (Predecessor)		1,094
Common stock, $0.01 par value; 600,000,000 shares authorized, 61,062,850 shares outstanding at December 31, 2019 (Successor)	611

Additional paid-in capital	405,559	24,752
Retained earnings (accumulated deficit)	3,050	(218,477)
Total stockholders’ equity (deficit)	409,220	(192,631)
Total liabilities and stockholders' equity (deficit)	$1,048,945	$1,474,931

See accompanying notes to consolidated financial statements.

LEGACY RESERVES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Period from	Period from	Year Ended December 31,
	December 11, 2019	January 1, 2019
	to December 31,	to December 10,
(In thousands, except per share data)	2019	2019	2018	2017

Revenues:
Oil sales	$23,232	$300,905	$375,444	$239,448
Natural gas liquids (NGL) sales	916	14,082	27,750	24,796
Natural gas sales	6,016	101,488	151,667	172,057
Total revenues	30,164	416,475	554,861	436,301
Expenses:
Oil and natural gas production	9,779	173,232	200,285	183,219
Exploration Expense	750	—	—	—
Production and other taxes	1,564	22,371	29,532	19,825
General and administrative	1,470	77,364	73,039	49,372
Depletion, depreciation, amortization and accretion	6,259	156,935	159,998	126,938
Impairment of long-lived assets	—	105,532	67,978	37,283
Loss (gain) on disposal of assets	(565)	2,130	(23,803)	1,606
Total expenses	19,257	537,564	507,029	418,243
Operating income (loss)	10,907	(121,089)	47,832	18,058
Other income (expense):
Interest income	5	46	36	64
Interest expense (Notes 5, 11 and 12)	(1,607)	(115,660)	(117,008)	(89,206)
Gain on extinguishment of debt	—	13,105	66,066	—
Equity in income of equity method investees	(2)	(35)	(19)	17
Net gains (losses) on commodity derivatives (Notes 11 and 12)	(6,292)	(50,294)	49,172	17,776
Reorganization items, net (Note 2)	—	447,901	—	—
Other	42	7	722	792
Income (loss) before income taxes	3,053	173,981	46,801	(52,499)
Income tax expense	(3)	(105)	(2,968)	(1,398)
Net Income (loss)	$3,050	$173,876	$43,833	$(53,897)

Net Income (loss) per share — basic and diluted (Note 15)	$0.05	$1.51	$0.42	$(0.54)
Weighted average number of shares used in
computing loss per share —
Basic and Diluted	61,063	114,811	105,087	100,049

See accompanying notes to consolidated financial statements.

LEGACY RESERVES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'/UNITHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2018 (Predecessor) AND 2017 (Predecessor)

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

LEGACY RESERVES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Stockholders' Equity (Deficit)
	Shares	Par Value	APIC	Acc. Deficit	Total Deficit
(In thousands)
Balance, December 31, 2018 (Predecessor)	109,442	$1,094	$24,752	$(218,477)	$(192,631)

Stock-based compensation	—	—	14,782	—	14,782
Debt exchange	5,368	54	3,663	—	3,717
ASC 842 Adoption	—	—	—	256	256
Net loss	—	—	—	173,876	173,876
Balance, December 10, 2019 (Predecessor)	114,810	$1,148	$43,197	$(44,345)	$—
Cancellation of Predecessor equity	(114,810)	$(1,148)	$(43,197)	$44,345	$—
Balance, December 10, 2019 (Predecessor)	—	$—	$—	$—	$—

Rights Offering	27,705	277	256,300	—	256,577
Issuance of Successor common stock	33,358	334	149,259	—	149,593
Balance, December 10, 2019 (Successor)	61,063	$611	$405,559	$—	$406,170

Net income	—	—	—	3,050	3,050
Balance, December 31, 2019 (Successor)	61,063	$611	$405,559	$3,050	$409,220

LEGACY RESERVES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	Successor	Predecessor
	Period from	Period from
	December 11, 2019	January 1, 2019
	to December 31,	to December 10,	Year Ended December 31,
(In thousands)	2019	2019	2018	2017

Cash flows from operating activities:
Net income (loss)	$3,050	$173,876	$43,833	$(53,897)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation, amortization and accretion	6,259	156,935	159,998	126,938
Amortization of debt discount and issuance costs	123	28,775	20,604	7,657
Gain on extinguishment of debt	—	(13,105)	(66,066)	—
Impairment of long-lived assets	—	105,532	67,978	37,283
(Gain) loss on derivatives	6,292	52,337	(49,099)	(19,711)
Equity in income (loss) of equity method investees	2	35	19	(17)
Stock/Unit-based compensation	—	14,782	6,619	6,011
Reorganization items, net increase	—	(479,071)	—	—
Loss (gain) on disposal of assets	(565)	2,130	(23,803)	1,606
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, oil and natural gas	1,129	(7,057)	6,140	(19,563)
(Increase) decrease in accounts receivable, joint interest owners	(2,630)	2,167	12,039	(4,006)
(Increase) decrease in accounts receivable, other	—	(12)	12	—
(Increase) decrease in other assets	(335)	1,133	2,157	3
Increase (decrease) in accounts payable	3,794	(6,150)	(1,865)	4,001
Increase (decrease) in accrued oil and natural gas liabilities	(508)	(4,856)	9,540	1,891
Increase (decrease) in other liabilities	(16,722)	27,788	(12,165)	11,599
Total adjustments	(3,161)	(118,637)	132,108	153,692
Net cash provided by operating activities	(111)	55,239	175,941	99,795
Cash flows from investing activities:
Investment in oil and natural gas properties	(7,162)	(128,086)	(227,855)	(313,898)
Decrease in deposit on pending acquisition	—	(75)	—	—
Proceeds from sale of fixed assets	350	1,608	54,968	11,099
Investment in other equipment	150	(4,003)	(406)	(593)
Corporate Reorganization	—	—	(3,120)	—
Distribution from equity method investee	—	660	—	—
Net cash settlements on commodity derivatives	76	23,686	(11,715)	24,156
Net cash used in investing activities	(6,586)	(106,210)	(188,128)	(279,236)
Cash flows from financing activities:
Proceeds from long-term debt	17,000	626,758	659,626	538,000
Payments of long-term debt	(27,000)	(779,758)	(619,384)	(357,000)
Payments of debt issuance costs	—	(11,648)	(28,132)	(3,282)
Proceeds from equity offering	—	256,300	—	—

Net cash provided by (used in) financing activities	(10,000)	91,652	12,110	177,718
Net (decrease) increase in cash	(16,697)	40,681	(77)	(1,723)
Cash and restricted cash, beginning of period (1)	45,042	4,361	4,438	6,161
Cash and restricted cash, end of period (1)	$28,345	$45,042	$4,361	$4,438

Supplemental cash flow information:
Cash paid for interest	$1,383	$69,294	$101,315	$83,160
Cash paid for reorganization items	14,307	27,969	—	—

Non-Cash Investing and Financing Activities:
Asset retirement obligation costs and liabilities	$91	$5,273	$65	$39
Asset retirement obligations associated with property acquisitions	$—	$30	$226	$62
Asset retirement obligations associated with properties sold	$(244)	$(243)	$(27,673)	$(8,464)
Debt exchange	$—	$—	$23,849	$—
Change in accrued capital expenditures	$(2,281)	$(30,066)	$8,029	$—
Units issued in exchange for Standstill Agreement	$—	$—	$5,928
(1) Inclusive of $24.0 million, $28.5 million, $3.3 million, and $3.2 million of restricted cash for the period December 11, 2019 through December 31, 2019 (Successor) and the period of January 1, 2019 through December 10, 2019 (Predecessor), and December 31, 2018 (Predecessor) and 2017 (Predecessor) respectively.

See accompanying notes to consolidated financial statements.

LEGACY RESERVES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Emergence from Voluntary Reorganization under Chapter 11 of the Bankruptcy Code

On June 18, 2019, Legacy and certain of its subsidiaries (collectively with Legacy, the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On June 19, 2019, the Bankruptcy Court granted a motion seeking joint administration of the Chapter 11 Cases under the caption In re Legacy Reserves Inc., et al. On August 2, 2019, the Debtors filed the Joint Chapter 11 Plan of Reorganization for Legacy Reserves Inc. and its Debtor Affiliates (as amended, modified or supplemented from time to time, the “Plan”) with the Bankruptcy Court.

On November 15, 2019, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan and on December 11, 2019 (the “Effective Date”), the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases.

Plan of Reorganization

Treatment of Claims and Interests under the Plan

The Plan provided the following treatment of claims against and interests in the Debtors:

•all holders of claims arising under the Senior Secured Superpriority Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”) dated as of June 21, 2019 among Legacy Reserves LP, as debtor, debtor-in-possession and borrower, the other loan parties party thereto, as debtors, debtors-in-possession and guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “RBL Lenders”), received, in full satisfaction of their respective claims (i) on account of claims under the new money revolving loan facility in an aggregate amount of up to $100.0 million, payment in full in cash, (ii) on account of claims under the refinancing term loan in the amount of $250.0 million, distribution of cash and commitments under the Successor Revolving Credit Facility and/or (iii) if the Successor Revolving Credit Facility had not been consummated, payment in full in cash. See Note 5, "Debt" for additional information about the Successor Revolving Credit Facility;

•all holders of claims arising under the Third Amended and Restated Credit Agreement dated as of April 1, 2014 (as amended, the “Prepetition RBL Credit Agreement”) among Legacy Reserves LP, as borrower, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Term Lenders”), received, in full satisfaction of their respective claims, (i) distribution of their pro rata share of commitments under the Successor Revolving Credit Facility in exchange for the claims arising under the Prepetition RBL Credit Agreement or (ii) if the Successor Revolving Credit Facility had not been consummated, payment in full in cash;

•all holders of claims arising under the Term Loan Credit Agreement dated as of October 25, 2016 among Legacy Reserves LP, as borrower, the guarantors party thereto, Cortland Capital Market Services LLC, as administrative agent and the lenders party thereto (the “Term Loan Credit Agreement”), received their pro rata share of approximately 52.25% of the new common stock (the “New Common Stock”) issued by Legacy, as reorganized pursuant to and under the Plan (“Reorganized Legacy”), subject to dilution;

•holders of claims arising under the indenture governing the 8% Senior Notes due 2020, the indenture governing the 6.25% Senior Notes due 2021 and the indenture governing the 8% Convertible Senior Notes due 2023 (the “Noteholders”) received their respective pro rata share of (i) approximately 2.46% of the New Common Stock, subject to dilution, and (ii) subscription rights to purchase approximately 10.82% of the New Common Stock pursuant to the Rights Offering (as defined below) to the extent that such Noteholders are “accredited investors” as defined under Regulation D promulgated under the Securities Act of 1933, as amended (“Securities Act”);

•all existing equity interests in Legacy did not receive any recovery under the Plan and were extinguished.

Capital Structure

As of the Effective Date, under the Plan, Reorganized Legacy issued New Common Stock to certain holders of claims against and interests in the Debtors, and Legacy’s shares of existing common stock outstanding immediately prior to the

Effective Date were cancelled. As of the Effective Date, there were approximately 114,810,671 shares of Legacy’s existing common stock outstanding.

Exit Financing

The Plan was funded by the following exit financings:

•up to $500.0 million in aggregate principal amount under a new senior secured first lien reserved-based revolving credit facility funded by certain of the RBL Lenders;

•$189.8 million in proceeds from the purchase of approximately 30.88% of the New Common Stock, subject to dilution, backstopped pursuant to the Sponsor Backstop Commitment Agreement dated June 13, 2019, among Legacy and GSO Capital Partners LP and certain of its affiliates (the “Plan Sponsor”); and

•$66.5 million in proceeds from a rights offering (the “Rights Offering”), backstopped pursuant the Noteholder Backstop Commitment Agreement dated June 13, 2019, among Legacy and certain Noteholders (the “Noteholder Backstop Agreement”).

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) Fresh-Start Accounting

Upon the Company’s emergence from the Chapter 11 Cases, the Company qualified for and adopted fresh-start accounting in accordance with the provisions set forth in ASC 852 as (i) the Reorganization Value (as defined below) of the Company's assets immediately before the date of confirmation was less than the post-petition liabilities and allowed claims, and (ii) the holders of existing voting shares immediately before confirmation received less than 50% of the voting shares of the emerging entity. As a result of the application of fresh-start accounting, as well as the effects of the implementation of the Plan, the consolidated financial statements on or after the Effective Date are not comparable with the consolidated financial statements prior to the Effective Date. See Note 1, “Emergence from Voluntary Reorganization under Chapter 11 of the Bankruptcy Code” for additional information.

References to the “Successor” or “Successor Company” refer to the financial position and results of operations of the new reorganized Company subsequent to the Effective Date. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to the Effective Date.

Adopting fresh-start accounting results in a new financial reporting entity with no beginning retained earnings or deficit as of the fresh-start reporting date. Upon the application of fresh-start accounting, the Company allocated the fair value of the Successor Company’s total assets (the “Reorganization Value”) to its individual assets based on their estimated fair values.

Reorganization Value represents the fair value of the Successor Company's total assets and is intended to approximate the amount a willing buyer would pay for the assets immediately before restructuring. Under fresh start accounting, we allocated the reorganization value to our individual assets based on their estimated fair values.

Our reorganization value was derived from an estimate of "Enterprise Value," or the fair value of the Company’s long-term debt and stockholders’ equity. The estimated Enterprise Value at the Effective Date was a range of $725 - $925 million as established in the Plan and approved by the bankruptcy court. Based on the estimates and assumptions used in determining the Enterprise Value, as further discussed below, the Company estimated the Enterprise Value to be approximately $769.0 million. This estimate was derived from an independent valuation using an asset based methodology of proved reserves, undeveloped acreage, and other financial information, considerations and projections, applying a combination of the income, cost and market approaches.

The Company’s principal assets are its oil and natural gas properties. Significant inputs used to determine the fair values of properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

Reserves were categorized based on the probability of being able to extract the reserves from the ground. The two major categories being proved reserves and unproved reserves. Proved reserves are those with a 90% certainty of commercial extraction and consist of producing reserves ("PDP"), non-producing reserves ("PDNP"), and proved, undeveloped reserves ("PUD") . Unproved reserves were further broken into two categories: probable reserves and possible reserves. Probable reserves have a 50% certainty of commercial extraction and Possible reserves have a 10% certainty of commercial extraction.

For purposes of estimating the fair value of the Company’s proved, probable, and possible reserves, the Discounted Cash Flow ("DCF") method under the income approach was used which estimated fair value based on the anticipated cash flows associated with the Company's reserves, risked by reserve category and discounted using a weighted average cost of capital rate of 10.4%.

Future commodity prices were estimated using market-based transactions for future delivery adjusted for transportation and differentials. For oil, futures prices published at close as of December 11, 2019 (the "Valuation Date") from the New York Mercantile Exchange for delivery of a barrel of West Texas Intermediate ("WTI") crude oil to Cushing, Oklahoma was used. For natural gas, the futures price published at close of the Valuation date from the New York Mercantile Exchange for delivery of one thousand cubic feet ("mcf") of natural gas to the Henry Hub in Erath, LA was used. The price for natural gas liquids ("NGLs") was based on 26% of WTI.

Future operating and development costs were estimated based on the Company's recent costs trends adjusted for inflation. Risk factors were determined separately depending on geographic location of the reserves.

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In estimating the fair value of the Company's unproved acreage, that was not included in the valuation of probable and possible reserves, a market approach was used in which a review of recent transactions involving properties in the same geographical location indicated the fair value of the Company's unproved acreage from a market participant perspective.

Although the Company believes the assumptions and estimates used to develop Enterprise Value and Reorganization Value are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. The assumptions used in estimating these values are inherently uncertain and require judgment.

The following table reconciles the Company’s Enterprise Value to the estimated fair value of the Successor’s equity as of December 11, 2019 (in thousands):

December 11, 2019
Enterprise Value	$769,033
Plus: Cash and cash equivalents	16,563
Indicated invested capital value	785,596
Less: Post-Reorganization Debt	(379,426)
Concluded Equity Value	$406,170

Upon issuance of the Successor Revolving Credit Facility on December 11, 2019, the Company received net proceeds of approximately $379.4 million and incurred debt issuance costs of approximately $8.6 million.

The following table reconciles the Company's Debt as of December 11, 2019 (in thousands):

12/11/2019
Successor Revolving Credit Facility	$388,000
Less: Successor Revolving Credit Facility fees and debt issuance costs	(8,574)
Total Debt	$379,426

The following table reconciles the Company’s Enterprise Value to its Reorganization Value as of December 11, 2019 (in thousands):

12/11/2019
Enterprise Value	$769,033
Plus: Cash and cash equivalents	16,563
Plus: Current and Other Liabilities (Excluding Post-Reorg. Debt and ARO)	126,460
Plus: Asset Retirement Obligation	$152,186
Reorganization Value of Successor Assets	$1,064,242

Reorganization Value and Enterprise Value were estimated using numerous projections and assumptions that are inherently subject to significant uncertainties and resolution of contingencies that are beyond our control. Accordingly, the estimates set forth herein are not necessarily indicative of actual outcomes, and there can be no assurance that the estimates, projections or assumptions will be realized.

Condensed Consolidated Balance Sheet

The following illustrates the effects on the Company’s consolidated balance sheet due to the reorganization and fresh-start accounting adjustments. The explanatory notes following the table below provide further details on the adjustments, including the Company’s assumptions and methods used to determine fair value for its assets and liabilities.

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 11, 2019
		Reorganization Adjustments		Fresh-Start Adjustments
(in thousands)	Predecessor					Successor
ASSETS
Current assets:
Cash	$7,187	$9,376	(1)	$—		$16,563
Restricted cash	3,450	23,936	(1)	—		27,386
Accounts receivable, net:
Oil and natural gas	63,672	—		—		63,672
Joint interest owners	13,213	—		—		13,213
Other	2	—		—		2
Fair value of derivatives	—	—		—		—
Prepaid expenses and other current assets	10,465	—		—		10,465
Total current assets	$97,989	$33,312		$—		$131,301
Oil and natural gas properties, at cost:
Proved oil and natural gas properties using the successful efforts method of accounting	3,565,631	—		(2,918,997)	(10)	646,634
Unproved properties	20,244	—		259,759	(10)	280,003
Accumulated depletion, depreciation, amortization and impairment	(2,424,454)	—		2,424,454	(10)	—
Total oil and natural gas properties, net	$1,161,421	$—		$(234,784)		$926,637
Other property and equipment, net of accumulated depreciation and amortization	5,949	—		235	(10)	6,184
Operating rights, net of amortization	574	—		(545)	(11)	29
Fair value of derivatives	91	—		—		91
Other assets	—	—		—		—
Investments in equity method investees	—	—		—		—
Total assets	$1,266,024	$33,312		$(235,094)		$1,064,242

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current debt, net	$596,000	$(596,000)	(2)	$—		$—
Accounts payable	5,350	2,875	(5)	—		8,225
Accrued oil and natural gas liabilities	63,965	—		—		63,965
Fair value of derivatives	4,749	—		—		4,749
Asset retirement obligation	3,938	—		801	(12)	4,739
Other	50,223	(4,916)	(3)	—		45,307
Total current liabilities	$724,225	$(598,041)		$801		$126,985
Long-term debt	—	379,426	(6)	—		379,426
Asset retirement obligation	257,984	—		(110,537)	(12)	147,447
Fair value of derivatives	2,118	—		—		2,118
Other long-term liabilities	2,096	—		—		2,096
Total liabilities not subject to compromise	986,423	(218,615)		(109,736)		658,072
Liabilities subject to compromise	789,802	(789,802)	(4)	—		—
Total liabilities	$1,776,225	$(1,008,417)		$(109,736)		$658,072

Stockholders' equity (deficit):
Common stock (Predecessor)	1,148	(1,148)	(7)	—		—
Common stock (Successor)	—	611	(8)	—		611
Additional paid-in capital (Predecessor)	43,197	(43,197)	(7)	—		—
Additional paid-in capital (Successor)	—	405,559	(8)	—		405,559
Accumulated deficit	(554,546)	679,904	(9)	(125,358)	(13)	—
Total stockholders’ deficit	(510,201)	1,041,729		(125,358)		406,170
Total liabilities and stockholders' equity	$1,266,024	$33,312		$(235,094)		$1,064,242

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reorganization Adjustments

1.Reflects the net cash payments recorded as of the Effective Date from implementation of the Plan (in thousands):

Proceeds from Backstop Commitments and Rights Offering	$256,300
Borrowings under Successor Revolving Credit Facility	388,000
Payment of Predecessor Credit Facility	(313,000)
Payment of Interest under Predecessor Credit Facility	(5,623)
Payment of Predecessor DIP Claims	(283,000)
Payment of Interest and Fees under Predecessor DIP Claims	(791)
Payment of Successor Revolving Credit Facility fees and debt issuance costs	(8,574)
Funding of Professional Fees Escrow Account	(23,936)
Changes in Cash	$9,376

2.Reflects the repayment of outstanding borrowings under the Predecessor Credit Facility of approximately $313.0 million and the repayment of the DIP Credit Agreement balance of $283.0 million. See Note 5, "Debt" for more information about the DIP Credit Agreement.

3.Reflects payment of accrued interest under Predecessor Credit Facility of $4.9 million.

4.Liabilities subject to compromise were settled as follows in accordance with the Plan (in thousands):

Debt	$757,449
Accrued Interest Payable	29,478
Accounts Payable	2,875
Total Liabilities Subject to Compromise	789,802
Reinstatement of Liability for the General Unsecured Claims	(2,875)
Fair Value of Equity Issued to Former Holders of the Senior Notes, Bonds, and Second Lien	(149,870)
Gain on Settlement of Liabilities Subject to Compromise	$637,057

5.Reflects reinstatement of payables for the general unsecured claims.

6.Reflects the $379.4 million in net new borrowings under the Successor Revolving Credit Facility.

7.Reflects the cancellation of the Predecessor company equity to accumulated deficit.

8.Represents backstop commitments and rights offering totaling $256.3 million and fair value of equity issue to former holders of the Senior Notes, Bonds, and Second Lien Term Loan totaling $149.9 million.

9.Reflects the cumulative impact of the reorganization adjustments discussed above (in thousands):

Gain on Settlement of Liabilities Subject to Compromise	$637,057
Other Adjustments	(1,498)
Cancellation of Predecessor company equity	44,345
Net impact to accumulated deficit	$679,904

Fresh Start Adjustments

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.The following table summarizes the fair value adjustment on our oil and gas properties and accumulated depletion, depreciation and amortization (in thousands):

		Fresh-Start Adjustments
	Predecessor		Successor
Oil and Gas Properties
Proved properties	$3,565,631	$(2,918,997)	$646,634
Unproved properties	20,244	259,759	280,003
Total Oil and Gas Properties	3,585,875	(2,659,238)	926,637
Less - Accumulated depletion, depreciation and impairment	(2,424,454)	2,424,454	—
Net Oil and Gas Properties	1,161,421	(234,784)	926,637
Furniture, Fixtures, and other equipment	18,782	(12,598)	6,184
Less - Accumulated depreciation	(12,833)	12,833	—
Net Furniture, Fixtures and other equipment	5,949	235	6,184
Net Oil and Gas Properties, Furniture and fixtures and accumulated depreciation	$1,167,370	$(234,549)	$932,821

11.Reflects the adjustment of operating rights to fair value.

12.Primarily reflects the fair value adjustment of asset retirement obligations ("ARO") to fair value of approximately $152.2 million, of which $147.4 million is reflected as long-term ARO and $4.7 million of current ARO. The fair value of asset retirement obligations was estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plus and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors; and (iv) a credit-adjusted risk-free interest rate. Refer to Note 14, "Asset Retirement Obligations" for further detail of the Company's asset retirement obligations.

13.Reflects the cumulative impact of fresh start adjustments as discussed above.

Reorganization Items

Reorganization items represent (i) expenses or income incurred subsequent to June 18, 2019 (the "Petition Date") as a direct result of the confirmed Plan, (ii) gain or losses from liabilities settled and (iii) fresh-start accounting adjustments and are recorded in "Reorganization items" in the Company's unaudited Consolidated Statement of Operations. The following table summarizes reorganization items (in thousands):

	Successor	Predecessor
	Period from December 11, 2019 to December 31, 2019	Period from January 1, 2019 to December 10, 2019

Gain on settlement of liabilities subject to compromise	$—	$(637,057)
Fresh start accounting adjustments	—	125,358
Reorganization legal and professional fees and expenses	—	63,798
Reorganization items	$—	$(447,901)

(3) Summary of Significant Accounting Policies

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

(b) Corporate Reorganization

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

(c) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Legacy routinely assesses the financial strength of its customers. Bad debts are recorded based on an account-by-account review. Accounts are written off after all means of collection have been exhausted and potential recovery is considered remote. Legacy does not have any off-balance-sheet credit exposure related to its customers (see Note 13, "Sales to Major Customers").

(d) Oil and Natural Gas Properties

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

Depreciation and depletion of producing oil and natural gas properties is recorded based on units of production. Acquisition costs of proved properties are amortized on the basis of all proved reserves, developed and undeveloped, and capitalized development costs (wells and related equipment and facilities) are amortized on the basis of proved developed reserves. As more fully described below, proved reserves are estimated annually by Legacy’s independent petroleum engineer,

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LaRoche Petroleum Consultants, Ltd. ("LaRoche"), and are subject to future revisions based on availability of additional information. Legacy’s in-house reservoir engineers prepare an updated estimate of reserves each quarter. Depletion is calculated each quarter based upon the latest estimated reserves data available. As discussed in Note 14, asset retirement costs are recognized when the asset is placed in service, and are amortized over proved developed reserves using the units of production method. Asset retirement costs are estimated by Legacy’s engineers using existing regulatory requirements and anticipated future inflation rates.

Upon sale or retirement of complete fields of depreciable or depletable property, the book value thereof, less proceeds from sale or salvage value, is charged to income. On sale or retirement of an individual well the proceeds are credited to accumulated depletion and depreciation.

Oil and natural gas properties are reviewed for impairment when facts and circumstances indicate that their carrying value may not be recoverable. Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If net capitalized costs exceed estimated undiscounted future net cash flows, the measurement of impairment is based on estimated fair value, using estimated discounted future net cash flows. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in Legacy's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. For the period of January 1, 2019 through December 10, 2019 (Predecessor), Legacy recognized $105.5 million of impairment expense in 20 separate producing fields, due primarily to the further decline in oil and natural gas futures prices, increased expenses and well performance during the period ended December 10, 2019 (Predecessor), which decreased the expected future cash flows below the carrying value of the assets. For the year ended December 31, 2018 (Predecessor), Legacy recognized $58.7 million of impairment expense, in 50 separate producing fields, due primarily to the further decline in oil and natural gas futures prices, increased expenses and well performance during the year ended December 31, 2018 (Predecessor), which decreased the expected future cash flows below the carrying value of the assets. For the year ended December 31, 2017(Predecessor), Legacy recognized $37.3 million of impairment expense, in 47 separate producing fields, due primarily to further decline in oil and natural gas futures prices, increased expenses and well performance during the year ended December 31, 2017 (Predecessor), which decreased the expected future cash flows below the carrying value of the assets.

Unproven properties that are individually significant are assessed for impairment and if considered impaired are charged to expense when such impairment is deemed to have occurred. No unproved impairment was recognized for the period December 11, 2019 through December 31, 2019 (Successor) or for the period of January 1, 2019 through December 10, 2019 (Predecessor). Legacy recognized $9.3 million of impairment of unproven properties during the year ended December 31, 2018 (Predecessor). Legacy did not recognize impairment expense on unproved properties during the years ended December 31, 2017 (Predecessor). We expect to recognize impairments to our oil and natural gas properties in 2020 as a result of the COVID-19 pandemic and the disruption to the oil market.

(e) Oil, NGLs and Natural Gas Reserve Quantities

Legacy’s estimates of proved reserves are based on the quantities of oil, NGLs and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. LaRoche prepares a reserve and economic evaluation of all Legacy’s properties on a case-by-case basis utilizing information provided to it by Legacy and information available from state agencies that collect information reported to it by the operators of Legacy’s properties. The estimates of Legacy’s proved reserves have been prepared and presented in accordance with the Securities and Exchange Commission ("SEC") rules and accounting standards.

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

Our policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At December 31, 2019, we did not have any accrued liability for uncertain tax positions and do not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. Please see Note 17, "Income Taxes" for more information on Legacy's accounting for income taxes.

(g) Derivative Instruments and Hedging Activities

Legacy uses derivative financial instruments to achieve more predictable cash flows by reducing its exposure to oil and natural gas price fluctuations and interest rate changes. Legacy does not specifically designate derivative instruments as cash flow hedges, even though they reduce its exposure to changes in oil and natural gas prices and interest rates. Therefore, Legacy records the change in the fair market values of oil and natural gas derivatives in current earnings. Changes in the fair values of interest rate derivatives are recorded in interest expense (see Note 11, "Fair Value Measurements" and Note 12, "Derivative Financial Instruments").

(h) Use of Estimates

Management of Legacy has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates. Estimates which are particularly significant to the consolidated financial statements include estimates of oil and natural gas reserves, valuation of derivatives, impairment of oil and natural gas properties, depreciation, depletion and amortization, asset retirement obligations and accrued revenues.

(i) Revenue Recognition

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
Estimation
To the extent actual product volumes and related prices are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded as “Accounts receivable - oil and natural gas” in the accompanying consolidated balance sheets. See Note 6, "Revenue from Contracts with Customer" for additional information.
Imbalances
Natural gas imbalances occur when Legacy sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If Legacy receives less than its entitled share, the underproduction is recorded as a receivable. Legacy did not have any significant natural gas imbalance positions as of the period December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), the year ended December 31, 2018 (Predecessor), and the year ended December 31, 2017 (Predecessor).

(j) Investments

Undivided interests in oil and natural gas properties owned through joint ventures are consolidated on a proportionate basis. Investments in entities where Legacy exercises significant influence, but not a controlling interest, are accounted for by the equity method. Under the equity method, Legacy’s investments are stated at cost plus the equity in undistributed earnings and losses after acquisition.

(k) Environmental

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

(l) Earnings (Loss) Per Share

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic income (loss) per share amounts are calculated using the weighted average number of shares outstanding during each period. Diluted income (loss) per share also gives effect to dilutive unvested restricted shares (calculated based upon the treasury stock method) (see Note 15, "Stockholders' Deficit/Unitholders' Deficit"). In accordance with ASC 805, income (loss) per share amounts for historical periods have been recomputed to reflect shares issued in the Corporate Reorganization.

(m) Segment Reporting

Legacy’s management initially treats each new acquisition of oil and natural gas properties as a separate operating segment. Legacy aggregates these operating segments into a single segment for reporting purposes.

(n) Share-Based Compensation

Concurrent with its formation on March 15, 2006, a Long-Term Incentive Plan (“Legacy LP LTIP”) for Legacy was created. Due to Legacy’s history of cash settlements for option exercises unit appreciation rights ("UARs") and certain phantom unit awards, Legacy accounted for these awards under the liability method, which requires Legacy to recognize the fair value of each unit award at the end of each period. Expense or benefit is recognized as the fair value of the liability changes from period to period. Legacy accounted for executive phantom unit and restricted unit awards under the equity method. Pursuant to the terms of the Corporate Reorganization, the Legacy LP LTIP was terminated. On September 19, 2018, the Legacy Inc. 2018 Omnibus Incentive Plan (the "Legacy Inc, LTIP") was approved by the former unitholders of Legacy LP in connection with the Corporate Reorganization.

(o) Accrued Oil and Natural Gas Liabilities

Below are the components of accrued oil and natural gas liabilities as of the period December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor) and the year ended December 31, 2018 (Predecessor).

	Successor	Predecessor
	Period from December 11, 2019 to December 31,	Year ended December 31,
(In thousands)	2019	2018
Revenue payable to joint interest	21,103	22,750
Accrued lease operating expense	20,713	41,227
Accrued capital expenditures	8,880	24,690
Accrued ad valorem tax	5,723	5,255
Other	4,757	4,964
	$61,176	$98,886

(p) Restricted Cash

Restricted cash of $24.0 million, $28.5 million and $3.3 million as of the period December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor) and December 31, 2018 (Predecessor), respectively, is recorded in the "Prepaid expenses and other current assets" line. The restricted cash amounts represent funding of an escrow account for the payment of future professional fees incurred in our Chapter 11 bankruptcy reorganization process at December 10, 2019 (Predecessor) as well as various deposits to secure the performance of contracts, surety bonds and other obligations incurred in the ordinary course of business.

(q) Prior Year Financial Statement Presentation

Certain prior year balances have been reclassified to conform to the current year presentation of balances as stated in these consolidated financial statements.

(r) Recent Accounting Pronouncements

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms at commencement longer than twelve months. The new standard was effective for us in the first quarter of 2019, and we adopted the new standard using a modified retrospective approach, with the date of initial application on January 1, 2019. Consequently, upon transition, we recognized an ROU asset and a lease liability, with the cumulative-effect of adoption in retained earnings in the amount of $255,916, as of January 1, 2019. We further utilized the package of practical expedients at transition to not reassess the following:

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

Compressors

We rent compressors from third parties in order to facilitate the downstream movement of our production to market. Our compressor arrangements are typically structured with a non-cancelable primary term of one to twenty-four months and often continue thereafter on a month-to-month basis subject to termination by either party with thirty days’ notice. We have concluded that our compressor rental agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. Upon completion of the primary term, both parties have substantive rights to terminate the lease without incurring a significant penalty. As a result, enforceable rights and obligations do not exist under the rental agreement subsequent to the primary term.

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

(4) Fair Values of Financial Instruments

The estimated fair values of Legacy’s financial instruments approximate the carrying amounts except as discussed below:

Debt. The carrying amount of the revolving long-term debt approximates fair value because Legacy’s current borrowing rate does not materially differ from market rates for similar bank borrowings.

Derivatives. See Note 12, "Derivative Financial Instrument" for discussion of process used in estimating the fair value of commodity price and interest rate derivatives.

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Debt

Debt consists of the following at December 31, 2019 (Successor) and the year ended December 31, 2018 (Predecessor):

	Successor	Predecessor
	Year ended December 31,	Year ended December 31,
(In thousands)	2019	2018
Current debt
Credit Facility due 2019	$—	$541,000
Second Lien Term Loans due 2020	—	338,626
Unamortized debt issuance costs	—	(17,332)
Unamortized discount on Second Lien Term Loans	—	(5,648)
Total current debt, net	$—	$856,646

Long-term debt
Successor Revolving Credit Facility	$378,000	$—
8% Senior Notes due 2020	—	208,885
6.625% Senior Notes due 2021	—	131,279
8% Convertible Senior Notes due 2023	—	128,103
	$378,000	$468,267
Unamortized discount on Second Lien Term Loans and Senior Notes	—	(31,517)
Unamortized debt issuance costs	(8,451)	(3,827)
Total long-term debt, net	$369,549	$432,923
Total debt, net	$369,549	$1,289,569

Successor Credit Facility

On the Effective Date, Legacy entered into a credit agreement (the “Credit Agreement”) among Legacy, as borrower, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as the administrative agent, the collateral agent and the issuing bank. Pursuant to the Credit Agreement, the lenders party thereto agreed to provide a new reserves-based revolving credit facility (the “Successor Revolving Credit Facility”) with initial aggregate commitments in the amount of $1.5 billion, subject to a borrowing base. The initial borrowing base under the Credit Agreement is $460 million.

The stated maturity date under the Credit Agreement is December 11, 2023. The loans under the Successor Revolving Credit Facility shall bear interest based on borrowing base utilization percentage at a rate per annum equal to the alternate base rate plus a margin ranging from 1.25% to 2.25% for alternate base rate loans or the adjusted LIBOR rate plus a margin ranging from 2.25% to 3.25% for LIBOR loans. Unused commitments under the Credit Agreement will accrue a commitment fee at a rate per annum of 0.50%. All interest and commitment fees are payable quarterly in arrears.

Legacy may elect, at its option, to prepay any loan under the Successor Revolving Credit Facility without premium or penalty (except with respect to any break funding payments which may be payable pursuant to the Credit Agreement). Legacy may be required to make mandatory prepayments of the loans under the Successor Revolving Credit Facility in connection with certain borrowing base deficiencies. Additionally, if Legacy has outstanding borrowings, undrawn letters of credit and reimbursement obligations in respect of letters of credit issued under the Successor Revolving Credit Facility in excess of the aggregate revolving commitments, Legacy may be required to make mandatory prepayments.

Legacy’s obligations under the Successor Revolving Credit Facility are guaranteed by all of Legacy’s material domestic subsidiaries (the “Guarantors”) and secured by substantially all of the assets of Legacy and the Guarantors, including at least 95% of the net present value of Legacy’s and the Guarantors’ proved oil and gas properties, in each case subject to certain exceptions.

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement contains customary representations and warranties and also customary affirmative and negative covenants, in each case for credit facilities of this nature, including restrictions on the incurrence of indebtedness, liens, fundamental changes, asset sales, investments, dividends, redemptions, repayments of other debt and hedge agreements. Additionally, Legacy is required as of the last day of any fiscal quarter, commencing with the fiscal quarter ending March 31, 2020, to maintain (a) a maximum total net leverage ratio of 3.50 to 1.00 and (b) a minimum current ratio of 1.00 of 1.00. Additionally, the Credit Agreement contains customary events of default and remedies for credit facilities of this nature, including non-payment, breaches of representations and warranties, non-compliance with covenants or other agreements, bankruptcy, ERISA, failure of the loan documents to be in full force and effect, judgments and change of control. As of December 31, 2019 (Successor), Legacy was in compliance with all financial and other covenants of the Credit Agreement.

Predecessor DIP Credit Agreement

On June 21, 2019, in connection with the Chapter 11 Cases, Legacy LP entered into the DIP Credit Agreement. The DIP Credit Agreement provided for a senior secured priming superpriority debtor-in-possession revolving loan credit facility in an aggregate principal amount of up to $350 million, consisting of (i) a new money revolving loan facility in an aggregate amount of up to $100 million (the “New Money Facility”), and (ii) a refinancing term loan in the amount of $250 million (the “Refinancing Facility”). Borrowings under the (i) New Money Facility beared interest, at the option of the Company, at a rate per annum equal to the alternate base rate (the “ABR”) plus 4.25% or LIBOR plus 5.25% and (ii) the Refinancing Facility beared interest at a rate per annum equal to the ABR plus 3.50%. The Company was required to pay an unused commitment fee equal to 1.00% per annum to the lenders under the New Money Facility in respect of the unused commitments thereunder. Upon the occurrence of the Effective Date, the DIP Credit Agreement was terminated in accordance with the Plan. See Note 1 for more information regarding the termination of the DIP Credit Agreement.

Predecessor Credit Facility

On April 1, 2014, Legacy LP entered into a five years $1.5 billion Prepetition RBL Credit Agreement, which provided a reserves-based credit facility (the "Predecessor Credit Facility"). On March 21, 2019, the maturity of the Prepetition RBL Credit Agreement was extended from April 1, 2019 to May 31, 2019. Legacy's obligations under the Prepetition RBL Credit Agreement were secured by mortgages on over 95% of the total value of its oil and natural gas properties as well as a pledge of all of its ownership interests in its operating subsidiaries and Legacy's ownership interests in the General Partner. Concurrently with the Corporate Reorganization, the General Partner and Legacy Inc. provided guarantees of Legacy LP's obligations under the Prepetition RBL Credit Agreement. The borrowing base was subject to semi-annual redeterminations on or about April 1 and October 1 of each year, and the Prepetition RBL Credit Agreement matured on May 31, 2019. Upon the occurrence of the Effective Date, the Prepetition RBL Credit Agreement was terminated in accordance with the Plan. See Note 1 for more information regarding the termination of the Prepetition RBL Credit Agreement.

Predecessor Second Lien Term Loans

On October 25, 2016, Legacy entered into the Term Loan Credit Agreement, initially providing for term loans up to an aggregate principal amount of $300 million (the “Second Lien Term Loans”). The Term Loan Credit Agreement was scheduled to mature on August 31, 2021; provided that, if on July 1, 2020, Legacy had greater than or equal to a face amount of $15.0 million of Senior Notes that were outstanding on the date the Term Loan Credit Agreement was entered into or any other senior notes with a maturity date that is earlier than August 31, 2021, the Term Loan Credit Agreement was to mature on August 1, 2020. The Second Lien Term Loans were secured on a second lien priority basis by the same collateral that secured the Predecessor Credit Agreement and were unconditionally guaranteed on a joint and several basis by the same wholly owned subsidiaries of Legacy that were guarantors under the Credit Agreement. In addition, upon consummation of the Corporate Reorganization, the General Partner and Legacy Inc. became guarantors. On December 31, 2017, the Term Loan Credit Agreement was amended, which, among other things, increased the maximum amount available for borrowing under the Second Lien Term Loans to $400 million. Upon the occurrence of the Effective Date, the Term Loan Credit Agreement was terminated in accordance with the Plan. See Note 1 for more information regarding the termination of the Term Loan Credit Agreement.

Predecessor 8% Senior Notes Due 2020

On December 4, 2012, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $300 million of Legacy's 8% Senior Notes due 2020 (the "2020 Senior Notes" and, together with the 2021 Senior Notes, the “Senior Notes”), which were

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequently registered through a public exchange offer that closed on January 8, 2014. The 2020 Senior Notes were issued at 97.848% of par. Interest was payable on June 1 and December 1 of each year.

Legacy and Legacy Reserves Finance Corporation's obligations under the 2020 Senior Notes were guaranteed by its 100% owned subsidiaries.

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

During the year ended December 31, 2018 (Predecessor), Legacy exchanged 1,000,000 shares of Common Stock for $3.1 million of face amount of its outstanding 2020 Senior Notes. Legacy treated the exchange as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2020 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the fair value of the units issued in the exchange based on the closing price on the date of exchange.

Upon the occurrence of the Effective Date, the 2020 Senior Notes were terminated in accordance with the Plan. See Note 1 for more information regarding the termination of the 2020 Senior Notes.

Predecessor 6.625% Senior Notes Due 2021

On May 28, 2013, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of $250.0 million of Legacy's 6.625% Senior Notes due 2021 (the "2021 Senior Notes"), which were subsequently registered through a public exchange offer that closed on March 18, 2014. The 2021 Senior Notes were issued at 98.405% of par. Interest was payable on June 1 and December 1 of each year.

On May 13, 2014, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation completed a private placement offering to eligible purchasers of an aggregate principal amount of an additional $300.0 million of the 6.625% 2021 Senior Notes. These 2021 Senior Notes were issued at 99% of par.

The terms of the 2021 Senior Notes, including details related to Legacy's guarantors, are substantially identical to the terms of the 2020 Senior Notes with the exception of the maturity date, interest rate and redemption provisions Legacy and Legacy Reserves Finance Corporation's obligations under the 2021 Senior Notes were guaranteed by the same parties and on the same terms as Legacy's 2020 Senior Notes discussed above.

For the period of January 1, 2019 through December 10, 2019 (Predecessor), $1.75 million of 2021 Senior Notes were exchanged for 593,367 shares of common stock. Legacy treated the exchange as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2021 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the fair value of shares issued in the exchange based on the closing price on the date of exchange.

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

During the year ended December 31, 2018 (Predecessor), Legacy exchanged 2,000,000 shares of Common Stock for $5.3 million of face amount of its outstanding 2020 Senior Notes. Legacy treated the exchange as an extinguishment of debt. Accordingly, Legacy recognized a gain for the difference between (1) the face amount of the 2020 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the fair value of the units issued in the exchange based on the closing price on the date of exchange.

On December 31, 2017 (Predecessor), Legacy entered into an agreement to repurchase a face amount of $187.0 million of its 2021 Senior Notes from certain holders in a single transaction. The transaction was funded on January 5, 2018 and was therefore recognized in 2018. Legacy treated this repurchase as an extinguishment of debt. Accordingly, Legacy recognized

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a gain for the difference between (1) the face amount of the 2021 Senior Notes repurchased net of the unamortized portion of both the original issuer's discount and issuance costs and (2) the repurchase price.

Upon the occurrence of the Effective Date, the 2021 Senior Notes were terminated in accordance with the Plan. See Note 1 for more information regarding the termination of the 2021 Senior Notes.

Predecessor 8% Convertible Senior Notes Due 2023 (the "2023 Convertible Notes")

On September 20, 2018, Legacy and its 100% owned subsidiary Legacy Reserves Finance Corporation (together, the “Issuers”), completed private exchanges with certain holders of senior notes, pursuant to which the Issuers exchanged (i) $21.0 million aggregate principal amount of 2020 Senior Notes for $21.0 million aggregate principal amount of 2023 Convertible Notes and 105,020 shares of common stock and (ii) $109.0 million aggregate principal amount of 2021 Senior Notes for $109.0 million aggregate principal amount of 2023 Convertible Notes. The 2023 Convertible Notes were issued pursuant to an Indenture, dated as of September 20, 2018 (the “2023 Convertible Note Indenture”). Interest was payable on June 1 and December 1 of each year.

Upon issuance, the Company separately accounted for the liability and equity components in accordance with Accounting Standards Codification 470-20. The initial fair value of the 2023 Convertible Notes in its entirety (inclusive of the equity component related to the conversion option) was estimated using observable inputs such as trades that occurred on the day of the transaction. The liability component was recorded at the estimated fair value of a similar debt instrument without the conversion feature. The difference between the aggregate principal amount of the 2023 Convertible Notes and the fair value of the liability component was recorded as a debt discount and is being amortized to interest expense over the term of the notes using the effective interest method. The fair value of the liability component of the 2023 Convertible Notes was estimated at $101.0 million, resulting in a debt discount of $29.0 million The equity component, representing the value of the conversion option, was computed by deducting the fair value of the liability component from the initial fair value of the 2023 Convertible Notes. The equity component was recorded in additional paid-in capital within stockholders’ equity.

The 2023 Convertible Notes were to mature September 20, 2023, unless earlier repurchased or redeemed by the Issuers or converted. The 2023 Convertible Notes were subject to redemption for cash, in whole or in part, at the Issuers’ option at a redemption price equal to 100% of the 2023 Convertible Notes to be redeemed, plus any accrued and unpaid interest. In addition, the Issuers would have been required to make an offer to holders of the 2023 Convertible Notes upon a change of control at a price equal to 101%, plus any accrued and unpaid interest, and an offer to holders of the 2023 Convertible Notes upon consummation by the Issuers or any restricted subsidiaries of certain asset sales at a price equal to 100%, plus any accrued and unpaid interest.

The 2023 Convertible Notes were convertible into shares of common stock at an initial conversion rate of 166.6667 shares per $1,000 principal amount of 2023 Convertible Notes, which is equal to an initial conversion price of $6.00 per share of common stock (the "Conversion Price")

The 2023 Convertible Notes were convertible, at the option of the holders, into shares of common stock at any time from the date of issuance up until the close of business on the earlier of (i) the business day prior to the date of a mandatory conversion notice, (ii) with respect to a 2023 Convertible Note called for redemption, the business day immediately preceding the redemption date or (iii) the business day immediately preceding the maturity date. In addition, if a holder exercised its right to convert on or prior to September 19, 2019, such holder received an early conversion payment, in cash, per $1,000 principal amount as follows:

Early Conversion Date	Early Conversion Payment
December 1, 2018 through May 31, 2019..............................................................................................................	$64.22
June 1, 2019 through September 19, 2019..............................................................................................................	$24.22

The 2023 Convertible Notes were guaranteed by Legacy Inc., the General Partner, Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP, Legacy Reserves Services LLC, Legacy Reserves Energy Services LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC.

The terms of the 2023 Convertible Notes, including the guarantors, were substantially identical to the terms of the 2020 Senior Notes and 2021 Senior Notes with the exception of the interest rate, conversion and redemption provisions noted above.

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2018 (Predecessor), certain holders of the 2023 Convertible Notes exercised their option to convert $1.9 million of face amount of 2023 Convertible Notes in exchange for 316,828 shares of our common stock.

For the period of January 1, 2019 through December 10, 2019 (Predecessor), certain holders of the 2023 Convertible Notes exercised their option to convert $6.5 million of 2023 Convertible Notes in exchange for 2.4 million shares of common stock and $14.1 million of face amount of 2023 Convertible Notes in exchange for 2.3 million shares of common stock. Upon the occurrence of the Effective Date, the 2023 Convertible Notes were terminated in accordance with the Plan. See Note 1, "Emergence from Voluntary Reorganization under Chapter 11 of the Bankruptcy Code" for more information regarding the termination of the 2023 Convertible Notes.

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)  Revenue from Contracts with Customers

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

Imbalances

Natural gas imbalances occur when Legacy sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of its share is treated as a liability. If Legacy receives less than its entitled share, the underproduction is recorded as a receivable. Legacy did not have any significant natural gas imbalance positions for the period December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), the year ended December 31, 2018 (Predecessor), and the year ended December 31, 2017 (Predecessor).

Disaggregation of Revenue

Legacy has identified three material revenue streams in its business: oil sales, NGL sales, and natural gas sales. Revenue attributable to each of Legacy's identified revenue streams is disaggregated in the table below.

	Successor	Predecessor
	Period from December 11, 2019 to December 31,	Period from January 1, 2019 to December 10,
(In thousands)	2019	2019
Revenues:
Oil sales	$23,232	$300,905
Natural gas liquids (NGL) sales	916	14,082
Natural gas sales	6,016	101,488
Total revenues	$30,164	$416,475

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

Legacy records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Legacy has existing internal controls in place for its estimation process, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the period December 11, 2019 through December 31, 2019 (Successor) and the period of January 1, 2019 through December 10, 2019 (Predecessor), revenue recognized related to performance obligations satisfied in prior reporting periods was not material.

(7) Asset Acquisitions and Dispositions

On August 1, 2017, Legacy made a payment in the amount of $141 million (the “Acceleration Payment”) in connection with its First Amended and Restated Development Agreement (the “Restated Agreement”) with Jupiter JV, LP (“Jupiter”). The Acceleration Payment caused the reversion to Legacy of additional working interests in all wells and associated personal property and infrastructure (collectively, the “Wells”) and all undeveloped assets subject to the Restated Agreement. The transaction was accounted for as an asset acquisition. Therefore, the acquired interests were recorded based upon the cash consideration paid, with all value assigned to proved oil and natural gas properties.

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2018 (Predecessor), Legacy divested certain individually immaterial oil and natural gas assets for net cash proceeds of $55.0 million. These dispositions were treated as asset sales and resulted in a gain on disposition of assets of $23.8 million during the period.

(8) Related Party Transactions

Blue Quail Energy Services, LLC (“Blue Quail”), a company specializing in water transfer services, is an affiliate of Moriah Energy Services LLC, an entity which former Legacy director Cary D. Brown is a principal. Legacy has contracted with Blue Quail to provide water transfer services and paid $18,157, $37,008, $169,949 and $9,758 for the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), the year ended December 31, 2018 (Predecessor) and the year ended December 31, 2017 (Predecessor), respectively, to Blue Quail for such services.

(9) Commitments and Contingencies

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

Legacy has employment agreements with its officers. The employment agreements with its officers specify that if the officer is terminated by Legacy for other than cause or following a change in control, the officer shall receive severance pay ranging from 12 to 36 months' salary plus bonus and COBRA benefits, respectively.

(10) Business and Credit Concentrations

Cash

Legacy maintains its cash in bank deposit accounts, which, at times, may exceed federally insured amounts. Legacy has not experienced any losses in such accounts. Legacy believes it is not exposed to any significant credit risk on its cash.

 Revenue and Accounts Receivable

Substantially all of Legacy’s accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact Legacy’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, Legacy has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), the year ended December 31, 2018 (Predecessor) and the year ended December 31, 2017 (Predecessor). Legacy cannot ensure that such losses will not be realized in the future. A listing of oil and natural gas purchasers exceeding 10% of Legacy’s sales is presented in Note 13, "Sales to Major Customers".

Commodity Derivatives

Due to the volatility of oil and natural gas prices, Legacy periodically enters into price-risk management transactions (e.g., swaps, collars and enhanced swaps) for a portion of its oil and natural gas production to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. Legacy values these transactions at fair value on a recurring basis (Note 12, "Derivative Financial Instrument"). As of December 31, 2019 (Successor), Legacy’s commodity derivative transactions have a fair value unfavorable to the Company of $(13.1) million, collectively. Legacy enters into commodity derivative transactions with entities which Legacy's management believes are creditworthy. In addition, Legacy reviews and assesses the creditworthiness of these institutions on a routine basis.

LEGACY RESERVES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11) Fair Value Measurements

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

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy Legacy’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 (Successor) and 2018 (Predecessor):

	December 31, 2019 (Successor)
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Current
Commodity derivatives	$—	$3,006	$—	$3,006	$(2,438)	$569
Noncurrent
Commodity derivatives	—	1,851	—	1,851	(1,851)	—

Liabilities:
Current
Commodity derivatives	—	(12,660)	—	(12,660)	2,438	(10,223)
Noncurrent
Commodity derivatives	—	(5,342)	—	(5,342)	1,851	(3,491)
	$—	$(13,145)	$—	$(13,145)	$—	$(13,145)

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2018 (Predecessor)
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Description	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Current
Commodity derivatives	$—	$69,288	$—	$69,288	$(4,670)	$64,618
Interest rate derivatives	—	2,044	—	2,044	—	2,044
Noncurrent
Commodity derivatives	—	3,473	—	3,473	(338)	3,135
Interest rate derivatives	—	—	—	—		—

Liabilities:
Current
Commodity derivatives	—	(4,670)	—	(4,670)	4,670	—
Interest rate derivatives	—	—		—	—	—
LTIP liability	—	—	—	—		—
Noncurrent
Commodity derivatives	—	(888)	—	(888)	338	(550)
Interest rate derivatives	—			—		—
	$—	$69,247	$—	$69,247	$—	$69,247

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

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Successor	Predecessor
	Period from December 11, 2019 to December 31,	Period from January 1, 2019 to December 10,	December 31,
(In thousands)	2019	2019	2018		2017
Beginning balance	$—	$—	$(5,088)		$8
Total gains (losses)	—	—	30,571		(5073)
Settlements	—	—	(22,379)		(23)
Transfers	—	—	(3,104)	(a)	—
Ending balance	$—	$—	$—		$(5,088)
Gains (losses) included in earnings relating to derivatives	$—	$—	$—		$(5,088)
____________________
(a)Due to the lack of a historical market, we have historically accounted for our Midland-to-Cushing crude oil differential swaps as Level 3. However, with recent widening differentials, an active market has been created in which quoted prices are readily observable. As such, we determined that the inputs used to value these derivatives classify as Level 2 and transferred the value of the derivatives into Level 2 during 2018.

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

Fair Value on a Non-Recurring Basis

On the Effective Date, the Company emerged from the Chapter 11 Cases and adopted fresh-start accounting, which resulted in the Company becoming a new entity for financial reporting purposes. Upon the adoption of fresh-start accounting, the Company’s assets and liabilities were recorded at their fair values as of the fresh-start reporting date, December 11, 2019. See Note 2, “Fresh-start Accounting,” for a detailed discussion of the fair value approaches used by the Company.

Nonfinancial assets and liabilities measured at fair value on a non-recurring basis include certain nonfinancial assets and liabilities as may be acquired in a business combination, measurements of oil and natural gas property impairments, and the initial recognition of asset retirement obligations, for which fair value is used. These ARO estimates are derived from historical costs as well as management’s expectation of future cost environments. As there is no corroborating market activity to support the assumptions used, Legacy has designated these measurements as Level 3. A reconciliation of the beginning and ending balances of Legacy’s ARO is presented in Note 14, "Asset Retirement Obligation."

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonrecurring fair value measurements of proved oil and natural gas properties during the years ended December 31, 2019 (Successor) and 2018 (Predecessor) consist of impairment of the carrying value oil and natural gas properties to their fair value of $148.5 million and $43.9 million, respectively. Legacy periodically reviews oil and natural gas properties for impairment when facts and circumstances indicate that their carrying value may not be recoverable. For the period December 11, 2019 through December 31, 2019 (Successor), Legacy did not recognize any impairment. During the period January 1, 2019 through December 10, 2019 (Predecessor), Legacy incurred impairment charges of $105.5 million as oil and natural gas properties with a net cost basis of $254.0 million were written down to their fair value of $148.5 million. During the year ended December 31, 2018 (Predecessor), Legacy incurred impairment charges of $58.7 million as oil and natural gas properties with a net cost basis of $102.6 million were written down to their fair value of $43.9 million. In order to determine whether the carrying value of an asset is recoverable, Legacy compares net capitalized costs of proved oil and natural gas properties to estimated undiscounted future net cash flows using management’s expectations of future oil and natural gas prices. These future price scenarios reflect Legacy’s estimation of future price volatility. If the net capitalized cost exceeds the undiscounted future net cash flows, Legacy writes the net cost basis down to the discounted future net cash flows, which is management's estimate of fair value. Significant inputs used to determine the fair value include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Legacy's management believes will impact realizable prices. The inputs used by management for the fair value measurements utilized in this review include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3 for these types of assets.

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Derivative Financial Instruments

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

The following table sets forth a reconciliation of the changes in fair value of Legacy's commodity derivatives for the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), for the years ended December 31, 2018 (Predecessor), and 2017 (Predecessor).

	Successor	Predecessor
	Period from December 11, 2019 to December 31,	Period from January 1, 2019 to December 10,	December 31,
	2019	2019	2018	2017
(In thousands)
Beginning fair value of commodity derivatives	$(6,776)	$67,205	$6,318	$12,698
Total gain (loss) crude oil derivatives	(7,477)	(48,146)	54,380	(15,325)
Total gain (loss) natural gas derivatives	1,185	(2,148)	(5,208)	33,101
Crude oil derivative cash settlements paid (received)	(67)	(8,773)	16,845	(11,840)
Natural gas derivative cash settlements received	(9)	(14,914)	(5,130)	(12,316)
Ending fair value of commodity derivatives	$(13,144)	$(6,776)	$67,205	$6,318

As of December 31, 2019, Legacy had the following NYMEX WTI crude oil swaps paying floating prices and receiving fixed prices for a portion of its future oil production as indicated below:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2020	3,660,000	$55.62	$54.10	-	$56.00
2021	2,555,000	$52.80	$52.40	-	$53.22

As of December 31, 2019, Legacy had the following Midland-to-Cushing crude oil differential swaps paying a floating differential and receiving a fixed differential for a portion of its future oil production as indicated below:

Calendar Year	Volumes (Bbls)	Average Price per Bbl	Price Range per Bbl
2020	732,000	$0.90	$0.90
2021	730,000	$1.05	$1.05

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2019, Legacy had the following NYMEX Henry Hub natural gas swaps paying floating natural gas prices and receiving fixed prices for a portion of its future natural gas production as indicated below:

		Average	Price Range
Calendar Year	Volumes (MMBtu)	Price per MMBtu	per MMBtu
2020	32,940,000	$2.35	$2.32	-	$2.40
2021	29,200,000	$2.41	$2.37	-	$2.44

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

Legacy does not designate these derivatives as cash flow hedges, even though they reduce its exposure to changes in interest rates. Therefore, the mark-to-market of these instruments is recorded in current earnings and classified as a component of interest expense. The total impact on interest expense from the mark-to-market and settlements was as follows:

	Successor	Predecessor
	Period from December 11, 2019 to December 31,	Period from January 1, 2019 to December 10,	Years Ended December 31,
	2019	2019	2018	2017
(In thousands)
Beginning fair value of interest rate swaps	$—	$2,044	$2,117	$183
Total gain (loss) loss on interest rate swaps	—	(119)	1,213	1,168
Cash settlements paid	—	(1,925)	(1,286)	766
Ending fair value of interest rate swaps	$—	$—	$2,044	$2,117

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Sales to Major Customers

For the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), the years ended December 31, 2018 (Predecessor), and 2017 (Predecessor), Legacy sold oil, NGL and natural gas production representing 10% or more of total revenues to the purchasers as detailed in the table below.

	Successor	Predecessor
	Period from	Period from
	December 11, 2019	January 1, 2019
	to December 31,	to December 10,	Year Ended December 31,
	2019	2019	2018	2017
Plains Marketing, LP	15%	19%	20%	10%
Trafigura	21%	19%	9%	1%
Rio Energy International Inc (1)	—%	2%	13%	9%
 (1) Less than 1% for the period December 11, 2019 to December 31, 2019 (Successor).

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Asset Retirement Obligation

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred and becomes determinable. When liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded, the carrying amount of the related oil and natural gas properties is increased. The fair value of the additions to the ARO asset and liability is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors; and (iv) a credit-adjusted risk-free interest rate. These inputs require significant judgments and estimates by Legacy's management at the time of the valuation and are the most sensitive and subject to change. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted using the units of production method. Should either the estimated life or the estimated abandonment costs of a property change materially upon Legacy’s periodic review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using Legacy’s credit-adjusted-risk-free rate. The carrying value of the ARO is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost. When obligations are relieved by sale of the property or plugging and abandoning the well, the related liability and asset costs are removed from Legacy's balance sheet. Any difference in the cost to plug and the related liability is recorded as a gain or loss on Legacy's statement of operations in the disposal of assets line item. Upon the Company's emergence from bankruptcy on December 11, 2019, as discussed in Note 1, "Emergence from Voluntary Reorganization under Chapter 11 of the Bankruptcy Code," the Company applied fresh-start accounting. This included adjusting the Asset Retirement Obligations based on the estimated fair values at the Effective Date.

The following table reflects the changes in the ARO during the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), and the years ended December 31, 2018 (Predecessor) and 2017 (Predecessor).

	Successor	Predecessor
	Period from	Period from
	December 11, 2019	January 1, 2019
	to December 31,	to December 10,	Year Ended December 31,
	2019	2019	2018	2017
(In thousands)
Asset retirement obligation — beginning of period	$152,186	$252,734	$274,686	$272,148
Liabilities incurred with properties acquired	—	—	226	62
Liabilities incurred with properties drilled	—	30	65	39
Liabilities settled during the period	(79)	(2,891)	(2,258)	(1,891)
Liabilities associated with properties sold	(244)	(243)	(27,673)	(8,464)
Current period accretion	630	12,292	12,568	12,792
Current period revisions to previous estimates	—	—	(4,880)	—
Fresh-start adjustment	$—	(109,736)	—	—
Asset retirement obligation — end of period	$152,493	$152,186	$252,734	$274,686

Each year Legacy reviews and, to the extent necessary, revises its ARO estimates. For the year ended December 31, 2019 (Successor), no revision of previous estimates were necessary due to adjusting the Asset Retirement Obligation based on the estimated fair values. For the year ended December 31, 2018 (Predecessor), Legacy decreased its estimate of future asset retirement obligations by $4.9 million. For the year ended December 31, 2017 (Predecessor), no revision of previous estimates were deemed necessary.

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15) Stockholders' Deficit / Unitholders' Deficit

Preferred Units

On September 20, 2018, in connection with the Corporate Reorganization, all of Legacy LP's 8% Series A Fixed-to-Floating Cumulative Redeemable Perpetual Preferred Units and 8.000% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units outstanding were converted into shares of common stock.

Incentive Distribution Units

On September 20, 2018, all of Legacy LP's Incentive Distribution Units outstanding were cancelled in connection with the Corporate Reorganization.

Earnings/(loss) per share / unit

The following table sets forth the computation of basic and diluted loss per share / unit:

	Successor	Predecessor
	Period from	Period from
	December 11, 2019	January 1, 2019
	to December 31,	to December 10,	Year Ended December 31,
	2019	2019	2018	2017
(In thousands)
Net Income/(loss)	$3,050	$173,876	$43,833	$(53,897)
Income/(loss) attributable to shareholders	$3,050	$173,876	$43,833	$(53,897)
Weighted average number of shares outstanding	61,063	114,811	105,087	100,049
Effect of dilutive securities:
Restricted and phantom units	—	—	—	—
Weighted average units and potential units outstanding	61,063	114,811	105,087	100,049
Basic and diluted income/(loss) per share	$0.05	$1.51	$0.42	$(0.54)

For the period of December 11, 2019 through December 31, 2019 (Successor) no restricted stock units were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect, as all then existing equity was extinguished on the Effective Date in accordance with the Plan. For the period of January 1, 2019 through December 10, 2019 (Predecessor), 7,647,191 restricted stock units were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. As of December 31, 2018 (Predecessor), 7,302,809 restricted units were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect. As of December 31, 2017 (Predecessor), 241,373 restricted units and 1,389,773 phantom units were excluded from the calculation of diluted earnings per unit due to their anti-dilutive effect.

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16) Stock-Based Compensation

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

Legacy did not issue UARs to employees during the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor) or the year ended December 31, 2018 (Predecessor). All outstanding UARs vested on September 20, 2018 in connection with the Corporate Reorganization and were subsequently exercised or forfeited.

As a result of all UARs vesting on September 20, 2018 and no new UARs being issued for the period of December 11, 2019 through December 31, 2019 (Successor) and the period of January 1, 2019 through December 10, 2019 (Predecessor), Legacy did not record any compensation (benefit) expense. For the year ended December 31, 2018 (Predecessor), Legacy recorded compensation (benefit) expense of $(169,024), due to the changes in the compensation liability related to the above awards based on its use of the Black-Scholes model to estimate the December 31, 2018 (Predecessor) fair value of these UARs.

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

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of UAR activity for the year ended December 31, 2019 (Successor), 2018 (Predecessor) and 2017 (Predecessor) is as follows:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017 (Predecessor)	884,546	$20.75
Expired	(147,024)	$24.50
Forfeited	(15,501)	$13.91
Outstanding at December 31, 2017 (Predecessor)	722,021	$20.13	3.29	$—
UARs exercisable at
December 31, 2017 (Predecessor)	592,522	$23.23	2.99	$—
Outstanding at January 1, 2018 (Predecessor)	722,021	$20.13
Expired	(90,844)	$4.69
Forfeited	(631,177)	$22.35
Outstanding at December 31, 2018 (Predecessor)	—	$—		$—

Phantom Units

Legacy previously issued phantom units under the Legacy LP LTIP to executive officers. A phantom unit is a notional unit that entitles the holder, upon vesting, to receive either one Partnership unit for each phantom unit or the cash equivalent of a Partnership unit, as stipulated by the form of the grant. Legacy accounted for the phantom units settled in Partnership units by utilizing the equity method. Legacy accounted for the phantom units settled in cash by utilizing the liability method. 391,674 Phantom units that settle in cash and 1,032,440 phantom units that settle in units vested on September 20, 2018 in connection with the Corporate Reorganization. Upon the occurrence of the Effective Date, all then existing equity was extinguished in accordance with the Plan. See Note 1 for more information.

Compensation expense related to the phantom units was $22.9 million and $4.6 million for the years ended December 31, 2018 (Predecessor) and 2017 (Predecessor), respectively.

Restricted Units

Legacy LP previously issued restricted units to certain employees and members of management. All restricted units vested on September 20, 2018 in connection with the Corporate Reorganization. Upon the occurrence of the Effective Date, all then existing equity was extinguished in accordance with the Plan. See Note 1 for more information.

As a result of all restricted units vesting on September 20, 2018, there was no compensation expense related to restricted units for the period of December 11, 2019 through December 31, 2019 (Successor) and the period of January 1, 2019 through December 10, 2019 (Predecessor). For the years ended December 31, 2018 (Predecessor) and 2017 (Predecessor), compensation expense related to restricted units was $0.8 million and $1.5 million, respectively.

Board Units

On May 16, 2017, Legacy granted and issued 47,847 units to each of its six non-employee directors as part of their annual compensation for serving on the board of directors of Legacy’s general partner. The value of each unit was $2.04 at the time of issuance. On May 15, 2018, Legacy granted and issued 12,019 units to four non-employee directors who serve on the Board of Directors of Legacy and 6,010 units to two non-employee directors of Legacy LP who do not serve on the Board of Directors of Legacy Inc. The value of each unit was $8.69 at the time of issuance. No units were issued in 2019. None of these units were subject to vesting. Legacy recognized the expense associated with the unit grants on the date of grant. Upon the occurrence of the Effective Date, all then existing equity was extinguished in accordance with the Plan. See Note 1 for more information.

Legacy Reserves Inc. 2018 Omnibus Incentive Plan

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 19, 2018, the Legacy Inc. 2018 Omnibus Incentive Plan (the "Legacy Inc. LTIP") was approved by the former unitholders of Legacy LP in connection with the Corporate Reorganization for it and its affiliates' employees, consultants and directors. The Legacy Inc. LTIP provides for up to 10,500,000 shares (the "Share Reserve") to be used for awards, and that the Share Reserve will increase proportionately by 10% of all shares of common stock issued by Legacy Inc. after the effective date of the Legacy Inc. LTIP and before the first anniversary of the effective date. The awards under the Legacy Inc. LTIP may include stock grants, restricted stock, restricted stock units and stock options. For the period of January 1, 2019 through December 10, 2019 (Predecessor), grants of awards net of forfeitures covering 549,164 shares had been made, compromised of 516,594 restricted stock units and 32,570 stock awards. Upon the occurrence of the Effective Date, the Legacy Inc. LTIP was terminated and all then existing equity was extinguished in accordance with the Plan. See Note 1 for more information.

Restricted Stock Units

For the period of December 11, 2019 through December 31, 2019 (Successor), no restricted stock units ("RSUs") were issued to either executive or non-executive employees. For the period of January 1, 2019 through December 10, 2019 (Predecessor), Legacy issued an aggregate 516,594 RSUs to both executive and non-executive employees. The RSUs vest generally over a three or four-year period. Compensation expense related to the RSUs was $14.8 million for the period of January 1, 2019 through December 10, 2019 (Predecessor). There was no compensation expense related to RSUs for the period of December 11, 2019 through December 31, 2019 (Successor). RSUs are accounted for under the equity method. Upon the occurrence of the Effective Date, all then existing equity was extinguished in accordance with the Plan. See Note 1 for more information.

A summary of RSU activity for the period of December 11, 2019 through December 31, 2019 (Successor) and the period of January 1, 2019 through December 10, 2019 (Predecessor) is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019 (Predecessor)	7,302,809	$4.88
Granted	516,594	$1.32
Expired	—	$—
Canceled at December 10, 2019 (Predecessor)	(7,819,403)	$4.65
Outstanding at December 31, 2019 (Successor)	—	$—

Board Shares

On September 25, 2018, Legacy granted and issued 5,030 shares to four non-employee directors who serve on the Board of Directors of Legacy in accordance with Legacy's director compensation policy. The value of each share was $4.97 at the time of issuance. Upon the occurrence of the Effective Date, all then existing equity was extinguished in accordance with the Plan. See Note 1 for more information.

On October 16, 2018, Legacy granted and issued 12,450 shares to one non-employee director who serves on the Board of Directors of Legacy in accordance with Legacy's director compensation policy. The value of each share was $5.02 at the time of issuance. Upon the occurrence of the Effective Date, all then existing equity was extinguished in accordance with the Plan. See Note 1 for more information.

(17) Income Taxes

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

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 22, 2017, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The provisions of the Tax Act that impact Legacy include, but are not limited to, (1) reducing the U.S. federal corporate income tax rate from 35.0% to 21.0%, (2) full expensing of certain qualified property acquired after September 27, 2017, (3) limitations on the maximum deduction for net operating loss (NOL) as well as indefinite life carryforwards for tax years beginning after December 31, 2017 and (4) limitations on the maximum deduction for net business interest expense in tax years beginning after December 31, 2017. Legacy has previously recorded all amounts for the income effects of the Tax Act as of December 31, 2017.

On June 18, 2019, Legacy and certain of its subsidiaries commenced voluntary cases under chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. On November 15, 2019, the Bankruptcy Court entered an order confirming the Plan, and on December 11, 2019 the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. Pursuant to the Plan, certain obligations of the Debtors were extinguished. Absent an exception, a debtor recognizes CODI upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Tax Code provides that a debtor in a bankruptcy case (such as the Chapter 11 Cases) may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the Plan. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of equity upon emergence from the Chapter 11 Cases, the amount of CODI realized was approximately $640 million, which reduced the Company’s U.S. NOL carryovers of $195 million to zero, and further reduced the Company’s tax basis in producing properties (subject to future recovery through tax DD&A deductions) by $445 million.

For the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), the years ended December 31, 2018, and 2017 (Predecessor) the effective income tax rates were 0.21%, 0.06%, 6.3% and (2.7)%, respectively. For the year ended December 31, 2019 (Successor), our effective tax rate differed from the statutory rate primarily due to non-deductible executive compensation and the valuation allowance. For the period of January 1, 2019 through December 10, 2019 (Predecessor), our effective rate differed from the statutory rate primarily due to non-deductible debt restructuring expenses and the valuation allowance. For the twelve months ended December 31, 2018 (Predecessor), our effective tax rate differed from the statutory rate primarily due to Legacy LP’s income not being subject to U.S. federal income tax, the 2023 Convertible Notes issuance, Texas margins tax, and the valuation allowance. For the year ended December 31, 2017 (Predecessor), our effective tax rate differed from the statutory rate primarily due to Legacy LP’s income not being subject to U.S. federal income tax and Texas margins tax.

For the period of December 11, 2019 through December 31, 2019 (Successor), the period of January 1, 2019 through December 10, 2019 (Predecessor), the years ended December 31, 2018, and 2017 (Predecessor), we recorded income/(loss) before income taxes of $3.1 million, $174.0 million, $46.8 million and $(52.5) million, respectively. All of Legacy's income is sourced within the United States.

The income tax expense (benefit) consists of:

	Successor	Predecessor
	Period from December 11, 2019 to December 31,	Period from January 1, 2019 to December 10,	Years Ended December 31,
(In thousands)	2019	2019	2018	2017

Current:
Federal	$—	$1	$140	$1,911
State	3	104	(147)	(52)
Total current income tax expense (benefit)	3	105	(7)	1,859
Deferred:
Federal	$—	$—	$1,270	$(464)
State	—	—	1,705	3
Total deferred income tax expense (benefit)	—	—	2,975	(461)
Total income tax expense	$3	$105	$2,968	$1,398

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

	Successor	Predecessor
	Period from December 11, 2019 to December 31,	Period from January 1, 2019 to December 10,	Years Ended December 31,
	2019	2019	2018	2017

Tax at federal statutory rate	21.00%	21.00%	21.0%	35.0%
Partnership loss not subject to federal tax	—%	—%	16.6%	(36.1)%
Federal rate change	—%	—%	—%	(1.6)%
Non-Deductible Debt Restructuring Expenses	—%	8.51%	—%	—%
2023 Convertible Notes issuance	—%	—%	7.4%	—%
162(m) - Executive Compensation	2.32%	0.72%	—%	—%
Valuation allowance adjustment	(23.38)%	(30.98)%	(44.1)%	—%
Texas margins tax	0.21%	0.06%	6.1%	(1.6)%
Other	0.06%	0.75%	(0.7)%	1.6%
Effective tax rate	0.21%	0.06%	6.3%	(2.7)%

Deferred income tax balances representing the tax effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities are as follows:

	Successor	Predecessor
	Year Ended December 31,	Year Ended December 31,
	2019	2018
(In thousands)
Deferred tax assets:
Oil and natural gas properties	$19,660	$91,948
Net operating losses	—	12,961
Interest expense	19,074	6,668
Hedging	3,000	—
Other	1,537	—
Total deferred tax assets	43,271	111,577
Deferred tax liabilities
Hedging activities	—	(15,934)
Other	—	(1,585)
Total deferred tax liabilities	—	(17,519)

Valuation allowance	(43,271)	(94,058)

Net deferred tax assets	$—	$—

At December 31, 2019, Legacy had a net interest expense carryover of $85 million under Section 163(j) of the Code subject to indefinite carryover. Legacy has recorded a full valuation allowance against the net interest expense carryover and other deferred tax assets because it is probable that these attributes will not be realized.

Table of Contents   LEGACY RESERVES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In assessing the realizability of net deferred tax assets, Legacy's management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2019, a full valuation allowance has been recorded as management has determined that it is more likely than not that the net deferred tax asset will not be realized. The full valuation allowance could be adjusted in future periods if objective negative evidence is no longer present and additional weight is given to subjective evidence.
In accordance with the applicable accounting standards, Legacy recognizes only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions to identify any material uncertain tax positions, Legacy developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. It is Legacy’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2019. The tax years 2015 through 2019 remain subject to examination by the major tax jurisdictions.

(18) Guarantors

Legacy LP's 2020 Senior Notes were issued in a private offering on December 4, 2012 and were subsequently registered through a public exchange offer that closed on January 8, 2014. Legacy LP's 2021 Senior Notes were issued in two separate private offerings on May 28, 2013 and May 8, 2014. $250 million aggregate principal amount of our 2021 Senior Notes were subsequently registered through a public exchange offer that closed on March 18, 2014. The remaining $300 million of aggregate principal amount of Legacy's 2021 Senior Notes were subsequently registered through a public exchange offer that closed on February 10, 2015. Legacy LP's 2023 Convertible Notes were issued in exchange for portions of the 2020 Senior Notes and 2021 Senior Notes on September 20, 2018. The 2020 Senior Notes, the 2021 Senior Notes and the 2023 Convertible Notes were guaranteed by Legacy LP's 100% owned subsidiaries Legacy Reserves Operating GP LLC, Legacy Reserves Operating LP, Legacy Reserves Services LLC, Legacy Reserves Energy Services LLC, Legacy Marketing LLC, Dew Gathering LLC and Pinnacle Gas Treating LLC, which constitute all of Legacy's wholly-owned subsidiaries other than Legacy Reserves Finance Corporation, and certain other future subsidiaries (the “Guarantors”, together with any future 100% owned subsidiaries that guarantee the Partnership's 2020 Senior Notes, 2021 Senior Notes and the 2023 Convertible Notes, the “Subsidiaries”) as well as Legacy Inc. and the General Partner, as parent guarantors (the "Parent Guarantors"). The Subsidiaries are 100% owned, directly or indirectly, by the Partnership and the guarantees by the Subsidiaries are full and unconditional, except for customary release provisions. Legacy LP is 100% owned, directly or indirectly, by the Parent Guarantors and the guarantees by the Parent Guarantors were full and unconditional, except for customary release provisions. Legacy LP has no assets or operations independent of the Subsidiaries, and there are no significant restrictions upon the ability of the Subsidiaries to distribute funds to the Partnership. The guarantees constituted joint and several obligations of the Guarantors and Parent Guarantors. Upon the occurrence of the Effective Date, the 2020 Senior Notes, 2021 Senior Notes and 2023 Convertible Notes were terminated in accordance with the Plan. See Note 1, “Emergence from Voluntary Reorganization under Chapter 11 of the Bankruptcy Code” for more information regarding the termination of the 2020 Senior Notes, 2021 Senior Notes and 2023 Convertible Notes.

(19) ASC 842 Adoption

As previously described in Note 3 – Summary of Significant Accounting Policies, we lease certain office space, office equipment, production field offices, compressors, drilling rigs, vehicles and other production equipment under cancellable and non-cancelable leases to support our operations.

The components of our total lease cost were as follows:

	Successor	Predecessor
	Period from December 11, 2019 to December 31,	Period from January 1, 2019 to December 10,
	2019	2019
(In thousands)
Operating lease cost	$243	$4,607
Finance lease cost:
Amortization of right-of-use assets	35	420
Interest on lease liabilities	24	332
Total finance lease costs	$59	$752
Short-term lease cost	$1,504	$13,302
Total	$1,806	$18,661

Supplemental cash flow information related to our leases is included in the table below:

	Successor	Predecessor
	Period from December 11, 2019 to December 31,	Period from January 1, 2019 to December 10,
	2019	2019
(In thousands)
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$1,504	$15,711
Operating cash flows from finance leases	59	752
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$4,573
Finance leases	75	1,332

Supplemental balance sheet information related to our leases is included in the table below:

	Successor	Predecessor
	Period from December 11, 2019 to December 31,	Period from January 1, 2019 to December 10,
	2019	2019
(In thousands)
Operating Leases
Operating lease right-of-use assets	$2,283	$2,466

Other current liabilities	(1,773)	(1,910)
Other long-term liabilities	(731)	(782)
Total operating lease liabilities	$(2,504)	$(2,692)
Finance Leases
Other property and equipment	1,407	1,332
Accumulated depreciation and amortization	(315)	(272)
Other property and equipment, net	$1,092	$1,060
Other current liabilities	(481)	(451)
Other long-term liabilities	(681)	(671)
Total finance lease liabilities	$(1,162)	$(1,122)

Our weighted average remaining lease term and weighted average discount rate by lease classification were as follows:

	Successor	Predecessor
	Period from December 11, 2019 to December 31,	Period from January 1, 2019 to December 10,
	2019	2019
Weighted Average Remaining Lease Term (Years)
Operating leases	1.60	1.60
Finance leases	2.33	2.35
Weighted Average Discount Rate
Operating leases	8.00%	24.44%
Finance leases	8.00%	24.46%

As of December 31, 2019 (Successor), our lease liabilities with enforceable contract terms that are greater than one year mature as follows:

	Operating Leases	Finance Leases
	(in thousands)
Year 1	$2,148	$714
Year 2	517	572
Year 3	235	227
Year 4	180	17
Year 5	12	—
Thereafter	—	—
Total lease payments	$3,092	$1,530
Less imputed interest	(588)	(368)
Total	$2,504	$1,162

(20) Subsequent Events

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

In addition, crude oil prices have recently experienced a severe decrease due to increased supply by Organization of the
Petroleum Exporting Countries (“OPEC”) nations and general economic downturn, although, as of April 2020, Russia and
OPEC have reached a tentative agreement on production cuts. Other countries, including the U.S. and Canada, are expected to reduce production as well. As of April 2020, some states, including Texas and Oklahoma, are considering proration of oil production in response to market conditions, which could limit the amount of oil and natural gas we can produce from our wells or limit the number of wells or the locations at which we can drill.

Many uncertainties remain regarding the COVID-19 pandemic and the disruption in the oil market, and it is impossible at this time to predict the full economic impact and the impact on our business. The COVID-19 pandemic and the disruption in the oil market is expected to lead to a significant reduction in the borrowing base under our Successor Revolving Credit Facility, a reduction in our reserves and may result in the recognition of impairment of our oil and natural gas properties. The COVID-19 pandemic may also impact the ability of our customers to continue to purchase our produced oil and natural gas at current levels due to increased supply and storage capacity shortages, which would reduce our future expected revenues and may have a material adverse effect on our financial position, results of operations and liquidity. As the majority of our capital budget is comprised of operated properties in which we control the timing of capital expenditure activity, if the borrowing base reduction under our Successor Revolving Credit Facility is larger than expected we can and will defer a portion or all of our planned capital expenditures to a future date. Further, we have enacted cost reduction efforts and initiatives in both our operational activities as well as our general and administrative expenses in an attempt to improve our financial position, results of operations and liquidity. We continue to monitor and evaluate these and other developments with respect to market conditions for oil and natural gas and the COVID-19 pandemic, though we cannot guarantee that any measures we take in response thereto will be entirely effective or effective at all.

On March 27, 2020, President Trump signed into law the "Coronavirus Aid, Relief, and Economic Security Act" ("CARES ACT"). The Company is evaluating the impact, if any, that the CARES Act may have on the Company's future operations, financial position, and liquidity in fiscal year 2020.

Table of Contents    LEGACY RESERVES INC.
SUPPLEMENTARY INFORMATION
Costs Incurred in Oil and Natural Gas Property Acquisition and Development Activities (Unaudited)

Costs incurred by Legacy in oil and natural gas property acquisition and development are presented below:

	Successor	Predecessor
	Period from December 10, to December 31,	Period from January 1, to December 10,	Year Ended December 31,
(In thousands)	2019	2019	2018	2017

Development costs	$4,634	$97,504	$229,556	$176,827
Exploration costs	—	—	—	—
Acquisition costs:
Proved properties	—	1	7,456	148,776
Unproved properties	—	880	6,007	14,575
Total acquisition, development and exploration costs	$4,634	$98,385	$243,019	$340,178

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

Table of Contents   LEGACY RESERVES INC.
SUPPLEMENTARY INFORMATION — (Continued)
Net Proved Oil, NGL and Natural Gas Reserves (Unaudited)

The proved oil, NGL and natural gas reserves of Legacy have been estimated by an independent petroleum engineer, LaRoche, as of December 31, 2019, 2018 and 2017. These reserve estimates have been prepared in compliance with the Securities and Exchange Commission rules and accounting standards based on the 12-month unweighted first-day-of-the-month average price for December 31, 2019, 2018 and 2017.

An analysis of the change in estimated quantities of oil and natural gas reserves, all of which are located within the United States, is shown below:

	Oil (MBbls)	NGL (MBbls)(a)	Natural Gas (MMcf)(a)	Total (MBoe)
Total Proved Reserves:
Balance, December 31, 2016 (Predecessor)	32,458	7,843	627,020	144,805
Purchases of minerals-in-place	6,363	—	9,971	8,025
Sales of minerals-in-place	(442)	—	(1,121)	(629)
Revisions from ownership changes	998	15	1,751	1,305
Extensions and discoveries	10,219	339	16,647	13,333
Revisions of previous estimates due to price	5,387	672	51,975	14,722
Revisions of previous estimates due to performance	1,195	1,490	72,722	14,805
Production	(5,032)	(909)	(62,833)	(16,414)
Balance, December 31, 2017 (Predecessor)	51,146	9,450	716,132	179,952
Purchases of minerals-in-place	68	1	665	180
Sales of minerals-in-place	(1,801)	(1,975)	(22,717)	(7,562)
Revisions from ownership changes	178	39	522	304
Extensions and discoveries	12,672	45	22,100	16,399
Revisions of previous estimates due to price	3,079	(276)	(19,769)	(492)
Revisions of previous estimates due to performance	(6,637)	2,916	(16,756)	(6,512)
Production	(6,628)	(989)	(58,457)	(17,360)
Balance, December 31, 2018 (Predecessor)	52,077	9,211	621,720	164,909
Sales of minerals-in-place	(126)	(2)	(45)	(136)
Revisions from drilling and recompletions	4,566	224	10,499	6,540
Revisions of previous estimates due to performance	(8,158)	(1,668)	(109,436)	(28,065)
Production	(6,093)	(824)	(54,647)	(16,025)
Balance, December 31, 2019 (Successor)	42,266	6,941	468,091	127,223
Proved Developed Reserves:
12/31/2016 (Predecessor)	28,092	7,743	619,959	139,162
12/31/2017 (Predecessor)	45,045	9,333	705,679	171,991
12/31/2018 (Predecessor)	47,407	9,094	613,284	158,715
12/31/2019 (Successor)	38,687	6,886	462,492	122,655
Proved Undeveloped Reserves:
12/31/2016 (Predecessor)	4,366	100	7,061	5,643
12/31/2017 (Predecessor)	6,101	117	10,453	7,960
12/31/2018 (Predecessor)	4,670	117	8,436	6,192
12/31/2019 (Successor)	3,579	55	5,599	4,570
____________________
(a)We primarily report and account for our Permian Basin natural gas volumes inclusive of the NGL content in those natural gas volumes. Given the price disparity between an equivalent amount of NGLs compared to natural gas, Legacy's realized natural gas prices in the Permian Basin are substantially higher than NYMEX Henry Hub natural gas prices due to NGL content.

Table of Contents   LEGACY RESERVES INC.
SUPPLEMENTARY INFORMATION — (Continued)
The primary drivers behind the changes to our proved reserves in each of 2017, 2018 and 2019 are described in more detail below.

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

2019: The decrease in proved reserve quantities for the year ended December 31, 2019 was due primarily to production of the assets, and the decrease in average NYMEX-WTI oil and Henry Hub natural gas prices during 2019 which decreased the economic life of our properties. This decrease was partially offset by the development of our unproved assets during 2019.

Table of Contents   LEGACY RESERVES INC.
SUPPLEMENTARY INFORMATION — (Continued)
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves (Unaudited)

Summarized in the following table is information for Legacy with respect to the standardized measure of discounted future net cash flows relating to proved reserves. Future cash inflows are computed by applying the 12-month unweighted first-day-of-the-month average price for the years ended December 31, 2019, 2018 and 2017. Future production, development, site restoration, and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. Future net cash flows have not been adjusted for commodity derivative contracts outstanding at the end of each year. Future income taxes are calculated by comparing undiscounted future cash flows to the tax basis of oil and natural gas properties plus available carryforwards and credits and applying the current tax rates to the difference.

	December 31,
	2019	2018	2017
	(In thousands)
Future production revenues	$3,330,687	$5,093,812	$4,657,406
Future costs:
Production	(1,743,636)	(2,453,520)	(2,347,759)
Development	(194,401)	(190,126)	(148,936)
Future income tax expense (a)	(133,394)	(238,940)	—
Future net cash flows before income taxes	1,259,256	2,211,226	2,160,711
10% annual discount for estimated timing of cash flows	(542,522)	(1,013,613)	(988,563)
Standardized measure of discounted net cash flows	$716,734	$1,197,613	$1,172,148
____________________

(a)For the year ended December 31, 2017, federal income taxes were not deducted from future production revenues in the calculation of standardized measure as each partner was separately taxed on their share of Legacy's taxable income.

The standardized measure is based on the following oil and natural gas prices realized over the life of the properties at the wellhead as of the following dates:

	December 31,
	2019	2018	2017
Oil (per Bbl) (a)	$55.69	$65.56	$47.79
Natural Gas (per MMBtu) (b)	$2.58	$3.10	$2.98
____________________

(a)The quoted oil price for all fiscal years is the 12-month unweighted average first-day-of-the-month West Texas Intermediate price, as posted by Plains Marketing, L.P., for each month of 2019, 2018 and 2017.

(a)The quoted gas price for all fiscal years is the 12-month unweighted average first-day-of-the-month Henry Hub price, as posted by Platts Gas Daily, for each month of 2019, 2018 and 2017.

Table of Contents   LEGACY RESERVES INC.
SUPPLEMENTARY INFORMATION — (Continued)
The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Increase (decrease):
Sales, net of production costs	$(239,692)	$(325,044)	$(233,257)
Net change in sales prices, net of production costs	(328,698)	194,100	310,206
Changes in estimated future development costs	(737)	(8,109)	(591)
Revisions of previous estimates due to infill drilling,
recompletions and stimulations	—	284,354	135,700
Revisions of previous quantity estimates due to performance	(199,292)	(81,337)	89,941
Previously estimated development costs incurred	—	43,061	16,328
Purchases of minerals-in-place	—	1,315	206,038
Sales of minerals-in-place	(1,850)	(43,657)	(2,861)
Ownership interest changes	88,103	2,492	14,533
Other	3,389	(776)	5,534
Accretion of discount	134,997	111,427	54,951
Future income tax expense	62,901	(152,361)	—
Net increase (decrease)	(480,879)	25,465	596,522
Standardized measure of discounted future net cash flows:
Beginning of year	1,197,613	1,172,148	575,626
End of year	$716,734	$1,197,613	$1,172,148

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